Form 10QSB
period 2002-06-30
JURIS TRAVEL
filed 2002-08-13
CIK 1167868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


                     For the quarter ended June 30, 2002




                                JURIS TRAVEL
           (Exact name of registrant as specified in its charter)



NEVADA                                                            90-0006843
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

2950 E. Flamingo Rd., Suite E-5
Las Vegas, Nevada                                                     89121
(Address of principal executive offices)                          (Zip Code)


                               (702) 866-5833
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No   X


 As of June 30, 2002 there were 750,000 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                              Yes        No   X


                                JURIS TRAVEL
                                BALANCE SHEET

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                  June 30,
                                                                    2002
ASSETS

CURRENT ASSETS
     Cash                                                         $    4,350
                                                                  ----------
     TOTAL CURRENT ASSETS                                              4,350
                                                                  ----------
                                                                  $    4,350
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                                 $        0
                                                                  ----------
     TOTAL CURRENT LIABILITIES                                             0
                                                                  ----------
STOCKHOLDERS' EQUITY

    Preferred  stock, $.001 par value authorized  20,000,000;  no
shares issued and outstanding as of 6/30/02.                               0

    Common stock, $.001 par value, authorized 100,000,000 shares;
750,000 shares issued and outstanding as of 6/30/02.                     750

Additional paid-in capital                                             6,750

(Deficit) accumulated during
development stage                                                    (3,150)
                                                                  ----------
     TOTAL STOCKHOLDER'S EQUITY                                        4,350
                                                                  ----------
                                                                  $    4,350
                                                                  ==========

  The Accompanying Notes are an integral par of these financial statements.

                                JURIS TRAVEL
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                   For the
                                                                    Period
                                          Three                  January 23,
                                         Months     Six Months      2002,
                                          Ended        Ended     (Inception)
                                        June 30,     June 30,    to June 30,
                                          2002         2002          2002
INCOME
  Sales                                 $      734   $       734  $      734
  Less Cost of Goods Sold                      638           638         638
                                        ----------   -----------  ----------
                                                96            96          96

EXPENSES
General and
Administrative                               1,345         3,245       3,245
                                        ----------   -----------  ----------
NET (LOSS)                              $  (1,249)   $   (3,149)  $  (3,149)
                                        ==========    ==========  ==========
Net (loss)
per weighted shares-basic
and fully diluted                       $    (.00)   $     (.00)
                                        ==========    ==========
Weighted average
number of common
shares outstanding
basic and fully diluted                    750,000    20,000,000
                                        ==========    ==========

  The Accompanying Notes are an integral par of these financial statements.

                                JURIS TRAVEL
                           STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                                  For the
                                                                   Period
                                                                January 23,
                                                   Six Months       2002
                                                      Ended     (Inception)
                                                    June 30,    to June 30,
                                                      2002          2002
Cash Flows from
Operating Activities
  Net loss                                        $    (3,149)   $   (3,149)
                                                  ------------   -----------
Net cash used in
operating activities                                   (3,149)       (3,149)

Cash Flows from
Investing Activities                                         0             0

Cash Flows from
Financing Activities
  Issuance of common stock                               7,500         7,500
                                                  ------------   -----------
Net increase in cash                                     4,350         4,350

Cash,
beginning of period                                          0             0
                                                  ------------   -----------
Cash,
end of period                                     $      4,350   $     4,350
                                                  ============   ===========

  The Accompanying Notes are an integral par of these financial statements.

                                JURIS TRAVEL
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audited, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended January 31, 2002 and notes thereto included in the Company's SB-2 Registration Statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Stockholder's equity
The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

During January 2002, the Company issued 750,000 shares of its $0.001 par value common stock for $.01 per share or $7,500.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common or preferred stock.

Note 3 - Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its ravel related products, incurring costs and expenses. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The Company plans to raise an additional $25,000 through equity offerings in order to continue operations for the next 12 months. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

                                JURIS TRAVEL
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 4 - Related party transactions

The Company issued a combined total of 750,000 shares of its $0.001 par value common stock to its director in exchange for cash valued at $7,500.

The Company does not lease or rent any property. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Juris Travel is a Development Stage Company, incorporated in the State of Nevada in January of 2002. Juris Travel is engaged in the business of marketing, selling and distributing a variety of wholesale and retail travel related products and services.

BUSINESS OF THE COMPANY

     Juris Travel is a Development Stage Company, incorporated in the State of Nevada in January of 2002. Juris Travel is engaged in the business of marketing, selling and distributing a variety of wholesale and retail travel related products and services. Our business strategy is to generate revenue from our retail travel services, which is anticipated to consist primarily of commissions earned from travel service suppliers, such as airlines, car rental companies, resorts and hotels, for facilitating travel arrangements for these suppliers' retail customers. We plan to offer retail vacation and business travel packages to primarily law offices and the related industry, through our website, www.juristravel.com which is linked to www.juristravel.globaltravel.com, a URL on Global Travel International's server. Our ability to generate revenues through these vendors is initially based upon the agreements established between the vendors and Global Travel International.

      To date, our only activities have been organizational, directed at acquiring our Travel Agency Agreement with Global Travel International and raising the initial capital and developing our business plan. We have not commenced any substantial commercial or other operations. We have no full time employees and own no real estate.

      Through our agreement with Global Travel International we are able to utilize the resources of Global Travel International to handle our clients travel needs through Global Travel International's reservation center, GlobalNet. Alternatively, we are able, under our agreement with Global Travel International to book travel direct. In either case we will earn commissions on the travel, which is arranged for our clients. The agreement with Global Travel International allows us to commence a travel agent operation without the significant expenses of developing our own web oriented travel related Internet site. By utilizing the website and facilities of Global Travel International we are able to concentrate our efforts on establishing our business through marketing channels as opposed to operation matters in managing software and incurring personnel costs associated with booking travel. Our intention is to first develop the business through marketing efforts, and subsequent to the development of our business, purchase our own travel related software to book travel direct without going through companies such as Global Travel International.

     We have entered into a Travel Agency Agreement with Global Travel International that provides us with our ability to book travel arrangements. If Global Travel International were to become insolvent or choose to discontinue the supply of our travel services, it may have a material adverse effect on our business and plan of operations. Without the ability to book our travel arrangements through Global Travel International, we would be forced to seek alternative travel booking relationships. We have located alternative travel booking companies for travel booking arrangements of the same or similar services provided by Global Travel International; however, there is no assurance that the travel services would be available on the same price margins or quantities as those travel services provided by Global Travel International. Some of the travel companies that we have discussed travel agency agreements with, including Uniglobe Travel and Bestfares.com have pricing structures comparable to our pricing structure with Global Travel International. Therefore in the event we were unable to continue utilizing the services of Global Travel International, we have alternative companies with the same availability for travel services. The agreement with Global Travel International is for a term of one year from February 19, 2002 and will automatically be renewed on an annual basis before the end of the term, unless terminated by either party upon at least 30 days written notice prior to the end of the current term. In the event Juris Travel shall fail to comply with any of the terms of the agreement, Global Travel International may immediately terminate the agreement upon written notice. Global Travel International has indicated that they have agreements with 40,000 agents. All of these agents, plus Global Travel International, and all other travel agents are competitors of ours.

      Through our agreement with Global Travel International, our website is linked to an Internet server owned and operated by Global Travel International. In the event of a termination of our agreement with Global Travel International, our connection to their server would be terminated, resulting in our inability to generate revenues though travel bookings related to our agreement with Global Travel International. Alternatively, we have the ability to execute new contracts with firms such as Uniglobe Travel and Bestfares.com for a similar website travel service.

      Generally, our clientele will be acquired through various advertising media, including internet banner adds, periodicals, newspapers, and word of mouth. Clients will be able to call our direct line, our 800 number or go direct to our website, www.juristravel.com to book travel. Initially, we will utilize Global Travel International's GlobalNet processing center to assist us in booking travel. As a result of our service being provided over the telephones and Internet only, we have no geographic limitation. Through salaried employees of Global Travel International, and the use of their programs and systems, we are able to research travel information for the best prices, while reserving the travel, and paying for the travel. This service provided by Global Travel International allows us to concentrate on marketing our travel services rather than incurring the obligations of overseeing the personnel required to research and book travel. Additionally, we have avoided the front end costs associated with such activities. For this service we share our business with Global Travel International. Generally travel is paid by credit card authorization, money orders, or cashier's checks. There are several ticket delivery options available, including express mail, USPS Standard Deliver-first class, prepaid tickets held at the airport counter, and in some cases ticketless travel.

      Revenues are generated from commissions earned on the various products purchased, whether car rental, hotel, airlines, Corporate Travel, Vacation Packages, Cruises, etc. The commissions vary, and are based upon the agreement Global Travel International has with the different vendors of travel services and products. As a result of the Personal Identification Number (PIN) attached to all travel products or services ordered through Juris Travel or its website, or Global Travel International direct, Juris Travel receives a commission. Whether we book travel online, or over the phone, by calling Global Travel International, our status as an independent agent of Global Travel International allows us to research travel itineraries, obtain quotes and book travel.

Results of Operations for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The Company's net loss was $1,249 for the three months ended June 30. This net loss was primarily the result of General and Administrative expenses.

Results of Operations for the six months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The Company's net loss was $3,149 for the six months ended June 30. This net loss was primarily the result of General and Administrative expenses.

Liquidity and Capital Reserves

As of June 30, 2002 (Unaudited)

     As of June 30, 2002, the Company's assets were $4,350 and its current liabilities were $0.
     On August 12, 2002, the Company completed its initial public offering pursuant to SB-2, and raised $25,000. It is anticipated that these funds, along with any revenues, will be sufficient to allow the Company to operate for approximately 12 months.

Plan of Operation

     Since our incorporation on January 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities through June 2002 include organization of the Company, the negotiation and execution of the Travel Agency Agreement, research over the Internet to determine methods of acquiring market share presence without significant start up expenses start up of our website, and commencement of booking travel. Our goal is to distribute our own product line of travel services, primarily through Internet generated sales, at the most cost efficient method. Our customer focus will be a niche market of legal related travel.

     During the next 12 months we plan to focus our efforts on the development of our marketing program of our website, www.juristravel.com, for secure travel services purchases.

     Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of booking travel. Having established our website as operational, we are to commence advertising in selected periodicals, newspapers, and the Internet. Initially we raised $7,500 from our sole officer, director, shareholder, Ms. Vargas. We have utilized a portion of the $7,500 to acquire our agreement with Global Travel International, approximately $687.98, pay local business licensing fees of $195, pay local business taxes of $25, pre-pay our office rent of $180 for one year, paid

$775 in advertising fees, and pay our auditor $1,000. In addition, we paid bank charges of $30 and a Securities and Exchange Commission filing fee of $2.29. This provides us with a cash balance of approximately $4,350. Our plan of operation indicates expenditures in the following year will include: (i) annual web address fee - $35, (ii) annual fee to Global Travel International
- $129 for year 2003, (iii) accounting - $1500, (1v) additional legal $2,000, and (v) miscellaneous expenses $1,736. Our miscellaneous expenses include expenditures for advertising. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate revenues to support such expenditures. Our sole officer and director, Ms. Vargas has agreed to continue her part time work for a period of two years without pay if required. We have not allocated any pay for Ms. Vargas out of the funds being raised in this offering. If we were to not receive any additional funds, including the funds from this offering, we could continue in business for the next 12 months. However, we would not be in a position to advertise for our products and services, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues. We have selected 4 months advertisements for the California Bar Journal, which commenced June of 2002. We have already booked travel under our existing website and have received a minimal amount of commissions from our website, ($96) as of the end of June 2002.

     Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars.

     Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced booking travel based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person. We will be relying on the salaried individuals at Global Travel International to handle our travel booking requirements. Because we will incur no additional expenses in utilizing the staff of Global Travel International, we believe this is in the best interest of our plan of operation.

     Recently major airlines have terminated their policy of paying commissions to travel agents. It is anticipated that this policy change will impact our revenues. Our plan of operations provides for the charging of service fees or consulting fees. We do not know how the general public will respond, where we add a general service fee to the travel booking expenses.

Milestones:
      As a result of our being a development stage company with minimal amounts of equity capital initially available, $7,500, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500; (2) goals based upon our funding of $25,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

      Stage I: Development of our business operations based upon our Presidents investment of $7,500.
* To set up our corporate structure (file for incorporation) set up corporate governance. Accomplished through the incorporation in Nevada in January of 2002. Total costs approximately $560.
* To establish our place of business as Las Vegas, Nevada (a major travel center in the United States). Accomplished in January of 2002. Total costs approximately $180.
* To obtain our proper business licenses and taxation certificates to do business in the City of Las Vegas, Clark County, Nevada. Accomplished in February 2002. Total costs approximately $220.
* To obtain travel booking software and develop an operational website at the lowest possible cost. Accomplished through our agreement with Global Travel International. Total costs $647.98.
* To retain counsel and an auditor to assist in preparation of documents providing for the raising of $25,000 to complete Stage II of our Plan of Operations. Accomplished in January 2002. Total costs approximately $6,000. (Counsel to be paid from proceeds of offering in the sum of $5,000. Auditor paid $1,000 from $7,500).

      Stage II: Development of our business operations based upon our receipt of the net funds from our recently completed offering of $19,000. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our having just recently (August 12, 2002) the funds from our offering.

* To enhance the website - to maximize the number of hits (the number of times individuals and or entities utilize the website). Our website visibility is very critical for our Plan of Operation. Global Travel International is assisting us in promoting our site by listing it in over 9,000 search engine directories that are intended to drop our website name into the laps of countless web surfers. This will enhance the utilization of ResMax, the Global Travel International booking software. Concurrent with this program by Global Travel International, we are seeking assistance to enhance the promotion of our website to all law related websites. We have allocated $6,000 from website development for this purpose.
* To promote the website through both traditional and Internet advertising.
  *Traditional - Advertising focused on legal newspapers, state bar journals, legal periodicals, etc. Within 90 days of our receipt of funds from either this offering we will have advertisements to our sites in various legal publications and periodicals. The first of these advertisements have appeared in the California Bar Journal, an official publication of the State Bar of California, in the June 2002 issue.
  *Internet - Internet Banner Ads focused on strategic locations oriented to websites where the legal community would be most prone to surf (view the website). Within 75 days of our receipt of funds from this offering we will commence our first banner add.

     Stage III: Development of our business operations based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000.

 * To hire personnel, including the payment of a salary to our President, to operate the day to day activities of Juris Travel. With the raising of $100,000 in Stage III, we intend to pay our President a salary of $40,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $40,000 would be utilized for legal, accounting, advertising and general office expenses. In the event an additional $100,000 were raised (in addition to the $25,000 in this offering, and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to advertising, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this State III to expand our advertising, hire personnel, and obtain office space.

* To set up advertising programs, both traditional and via the Internet, nationwide to achieve the maximization of our opportunities to book travel through our arrangement with Global Travel International via ResMax, the travel booking software and website. Our advertising campaign, in addition to the advertising slated for our Stage II, will include more advertising in a larger number of markets. To prepare for the implementation of this advertising program, we are accumulating advertising data from the various legal publications throughout the United States, primarily in the Western regions initially. Within 90 days of our receipt of the funds referenced in this Stage III we will be prepared to commence the Stage III advertising programs.

     Although our website is currently operational and we are starting to book travel, our Plan of Operations is premised upon having advertising dollars available. We believe that the advertising dollars received in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of our offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations.

     After this offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from this offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, our ability to raise equity or debt, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

     Ex-99 - Consent of President and Chief Accounting Officer

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JURIS TRAVEL



By:/s/ Roxana I. Vargas
      Roxana I. Vargas, President


   Date: August 13, 2002