Form 10QSB
period 2002-09-30
JURIS TRAVEL
filed 2002-11-15
CIK 1167868

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


                  For the quarter ended September 30, 2002




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


                               (702) 866-5833
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes             No     X


     As of November 1, 2002 there were 10,000,000 shares of common stock outstanding.

          Transitional Small Business Disclosure Format (check one)

                          Yes             No     X


                                JURIS TRAVEL
                        (A Development Stage Company)
                                BALANCE SHEET
                                  Unaudited

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                      September 30,
                                                           2002
ASSETS

CURRENT ASSETS
     Cash                                             $       24,340
                                                      --------------
     TOTAL CURRENT ASSETS                                     24,340

                                                      $       24,340
                                                      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                   $            0
                                                      --------------
     TOTAL CURRENT LIABILITIES                                     0
                                                      --------------
STOCKHOLDERS' EQUITY

     Preferred  stock,  $.001  par  value,  authorized
20,000,000;  no shares issued and outstanding  as  of
9/30/02.                                                           0

     Common   stock,   $.001  par  value,   authorized
100,000,000  shares;  10,000,000  shares  issued  and
outstanding as of 9/30/02 retroactively restated              10,000

Additional paid-in capital                                    22,500

(Deficit) accumulated during
development stage                                            (8,160)
                                                      --------------
     TOTAL STOCKHOLDERS' EQUITY                               24,340
                                                      --------------
                                                      $       24,340
                                                      ==============





 The Accompanying Notes are an integral part of these financial statements.


                                 JURIS TRAVEL
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                       For the
                                                        Period
                               Three                 January 23,
                               Months       Period      2002,
                               Ended        Ended    (Inception)
                             September    September       to
                                30,          30,      September
                                2002         2002      30, 2002
INCOME
  Sales                      $        6   $      740   $      740
  Less Cost of Goods Sold                        638          638
                             ----------   ----------   ----------
                                      6          102          102
                             ----------   ----------   ----------
EXPENSES
General and
Administrative                    5,017        8,262        8,262
                             ----------   ----------   ----------
NET (LOSS)                   $  (5,011)   $  (8,160)   $  (8,160)
                             ==========   ==========   ==========
Net (loss)
per weighted shares-basic
and fully diluted            $    (.00)   $    (.00)
                             ==========   ==========
Weighted average
number of common
shares outstanding
basic and fully diluted      10,000,000   10,000,000
                             ==========   ==========







  The Accompanying Notes are an integral part of these financial statements.


                                JURIS TRAVEL
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                        For the
                                                        Period
                                  Three      Period   January 23,
                                 Months       Ended      2002
                                  Ended    September  (Inception)
                                September     30,         to
                                   30,        2002     September
                                  2002                 30, 2002

Cash Flows from
Operating Activities
  Net loss                     $  (5,011)   $ (8,160)  $  (8,160)
                               ----------   ---------  ----------
Net cash used in
operating activities              (5,011)     (8,160)     (8,160)

Cash Flows from
Investing Activities                    0           0           0

Cash Flows from
Financing Activities
  Issuance of common stock         25,000      32,500      32,500
                               ----------   ---------  ----------
Net increase in cash               19,989      24,340      24,340

Cash,
beginning of period                 4,350           0           0
                               ----------   ---------  ----------
Cash,
end of period                  $   24,340   $  24,340  $   24,340
                               ==========   =========  ==========














 The Accompanying Notes are an integral part of these financial statements.

                                JURIS TRAVEL
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

During January 2002, the Company issued 750,000 shares of its $0.001 par value common stock for $7,500.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

During August 2002, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended (The "Act"). The Company sold 250,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

On August 19, 2002, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

There have been no other issuances of common or preferred stock.

                                JURIS TRAVEL
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its ravel related products, incurring costs and expenses. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The Company will need to raise additional capital through equity offerings in order to expand operations over the next 12 months. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 - Related party transactions

The Company issued a combined total of 7,500,000 shares of its $0.001 par value common stock to its director in exchange for cash valued at $7,500.

Item 2.   Plan of Operation.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Juris Travel is a Development Stage Company incorporated in the State of Nevada in January of 2002. Juris Travel is engaged in the business of marketing, selling and distributing a variety of wholesale and retail travel related products and services.

     Since our incorporation in January 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities through September 30, 2002 include organization of the Company, the negotiation and execution of the Travel Agency Agreement, research over the Internet to determine methods of acquiring market share presence without significant start up expenses start up of our website, and commencement of booking travel. Our goal is to distribute our own product line of travel services, primarily through Internet generated sales, at the most cost efficient method. Our customer focus will be a niche market of legal related travel.

Liquidity and Capital Reserves

As of September 30, 2002 (Unaudited)

     As of September 30, 2002, the Company's assets were $24,340 and its liabilities were $0.

     In August 2002, the Company completed its initial public offering on Form SB-2 raising $25,000. It is anticipated that these funds, along with any revenues, will be sufficient to allow the Company to operate for approximately 12 months.

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

     Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of booking travel. Having established our website as operational, we are to commence advertising in selected periodicals, newspapers, and the Internet. If we were to not receive any additional funds, including the funds from this offering, we could continue in business for the next 12 months. However, we would not be in a position to advertise for our products and services, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues. We have selected 4 months advertisements for the California Bar Journal, which commenced June of 2002. We have already booked travel under our existing website and have received a minimal amount of commissions from our website, ($740) as of the end of September 2002.

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

     Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we commenced booking travel based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person. We will be relying on the salaried individuals at Global Travel International to handle our travel booking requirements. Because we will incur no additional expenses in utilizing the staff of Global Travel International, we believe this is in the best interest of our plan of operation.

     Recently major airlines have terminated their policy of paying commissions to travel agents. It is anticipated that this policy change will impact our revenues. Our plan of operations provides for the charging of service fees or consulting fees. We do not know how the general public will respond, where we add a general service fee to the travel booking expenses.

Attestation of President and Chief Financial Officer as to our internal controls

     Our President and Chief Accounting Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of its evaluations.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, our ability to raise equity or debt, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     During August 2002, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended (The "Act"). The Company sold 250,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $25,000.

Use of Proceeds From Sales of Registered Securities

     Our Registration Statement on Form SB- (File No. 333-84568) related to our initial public offering was declared effective by the SEC on June 14, 2002. A total of 250,000 (2,500,000 following forward split) shares of our Common Stock was registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced on June 20, 2002 and all shares of common stock offered were sold for the aggregate offering price directly by the Company with no commissions paid on funds raised.

     We incurred offering expenses of approximately $6,000 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $19,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

     As of September 30, 2002, $660 of the net proceeds had been used for advertising. The remaining net proceeds remain in the Company's operating account pending future use.

     On August 19, 2002, the Company approved a forward stock split on the basis of 10 for 1 (for every 1 share currently held, each stockholder received an additional 9 shares). All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JURIS TRAVEL



By:/S/ROXANA I. VARGAS
      Roxana I. Vargas, President


   Date November 14, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Jurist Travel (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roxana I. Vargas, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 14, 2002


/S/ROXANA I VARGAS
Roxana I. Vargas, President/ Chief Accounting Officer