Form 10KSB
period 2002-12-31
DOGS INTERNATIONAL
filed 2003-04-02
CIK 1167868

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002Commission File Number: 333-84568

                             DOGS INTERNATIONAL
           (Exact name of registrant as specified in our charter)
                          (Formerly - Juris Travel)
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

      Registrant's telephone number including area code: (702) 866-5833

      Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes    X      No _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

      The issuer's revenue for its most recent fiscal year ended December 31, 2002. $740

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2003 was 10,000,000 shares, held by approximately 35 stockholders.

     Transitional Small Business Disclosure Format (check one):  Yes  ___  No
X

                             DOGS INTERNATIONAL
                          (Formerly - JURIS TRAVEL)
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                               Page(s)

Item           1.                                                Business  1-
               9
Item           2.                                              Properties  9
Item           3.                                       Legal Proceedings  10
Item           4.     Submission of Matters to a Vote of Security Holders  10

PART II

Item           5.                  Market for Registrant's Common Equity
                                         and Related Stockholder Matters   10-
               12
Item           6.                                      Plan of Operations  12-
               14
Item           7.             Financial Statements and Supplementary Data  14
Item           8.          Changes in and Disagreements With Accountants
                                   on Accounting and Financial Disclosure  14

PART III

Item           9.      Directors and Executive Officers of the Registrant  14-
               16
Item           10.                                 Executive Compensation  16-
               17
Item           11.       Security Ownership of Certain Beneficial Owners
                                                           and Management  17
Item           12.         Certain Relationships and Related Transactions  17

PART IV

Item           13.           Exhibits, Financial Statement Schedules and
                                                      Reports on Form 8-K  18-
               19
Item           14.                                Controls and Procedures  19

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10-KSB references to "DOGS", "DOGN", "the Company", "we," "us," and "our" refer to DOGS INTERNATIONAL.

                                   PART I

ITEM 1.   BUSINESS

(a)  General Business Development

     Dogs International is a Development Stage Company, originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for the Company would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "DOGS INTERNATIONAL." Once we establish formal operations, we intend to incorporate a new wholly-owned subsidiary under the name Bed and Biscuit Inns of America, Inc.

     The name change was prompted by a change in our business strategy as a result of our recent completion of an "Intellectual Property Assignment Agreement," (the "IP Agreement"). Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn and groomingdale's.

     The completion of the IP Agreement virtually changed our business plan from travel related services to now focus our efforts on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn". Bed & Biscuit Inns are to be designed to offer a wide range of services including, indoor pet suites for overnight or prolonged boarding, 24/7 supervision by a professionally trained staff, off-leash playgrounds and training facilities, and a bakery/cafe. In addition, DOGN plans to have Groomingdale's, an onsite pet grooming facility, at each location. We will continue to offer travel related services as an incidental part of our business strategy, however, will focus our services towards the pet services industry.

     Our decision to alter our business plan was the result of our increased concern over the generation of revenues from travel related services. This concern is primarily the result of the continued fallout from the 9/11 terrorists activities, the war in Iraq, and the general downturn in the travel related services. Although we have made our decision to alter our primary business from travel related services to building and/or acquiring a chain of upscale pet care facilities, we have not established our first facility, and have yet to generate revenues from our new business plan.

(b)  Business of Issuer

Business Strategy

     Our strategy has changed as the result of our basic business change from being a travel related business service organization to now focus our efforts on building/acquiring a chain of upscale pet care facilities under the name Bed & Biscuit Inn.

     Of primary importance is to establish Bed & Biscuit Inns as upscale pet facilities by offering our customers a complete assortment of pet-related
(initially focused primarily on dogs) products and services at competitive prices with superior levels of customer service at convenient locations.

     We will strive to be the preferred provider for out-of-home pet needs. We believe pet owners are passionately committed to their pets and consider them as members of the family. We are currently acquiring the experience and intend to create the infrastructure to serve the needs of this significant group. We are focusing every initiative and investment on meeting the needs of these pet owners, and we are working to align each aspect of our business with the needs, desires, and aspirations of pet owners and other key customer segments as follows:

* Provide Customers with Value through Product Selection and Pricing. We recognize that the pet owner, not the service supplier, determines service standards and management. We intend to focus our efforts on giving the customer the value and the products and services they want and need for the lives of their pets.

* Establish Pet Care Facilities. We intend to be a significant provider of professional pet boarding, grooming and training, and are focused on driving profitable growth in these service businesses. We believe that services attract customers, expand market reach and give pet owners a new reason to bypass other service providers to choose a Bed & Biscuit Inn for their pet needs.

* Offer Outstanding Customer Service. We intend to focus all our marketing programs on one thing - serving and delighting the pet owner customer. We will educate our staff to identify and understand customer needs and provide solutions.

* Offer Travel Services for Pet Owners. We intend to fulfill demand for a pet owners travel needs by aggregating our inventory of packaged leisure and business travel products offered by Global Travel International, through us, by using the Internet as the delivery platform. By focusing our travel services on the special needs of pet owners we believe travel related services can be a profitable part of our business strategy, while only requiring a minimum number of employees, a minimum amount of office space, and a minimal amount of cash outlay.

Bed & Biscuit Inns

     Services

     Bed & Biscuit Inns are to be designed to offer a wide range of services including:

*    indoor pet suites for overnight or prolonged boarding;
*    24/7 supervision by a professionally trained staff;
*    off-leash playgrounds and training facilities;
*    pick up and delivery services:
*    pet related products and supplies; and
*    a bakery/cafe.

     In addition, we plan to have groomingdale's, an onsite pet grooming facility, at each location. Each groomingdale's location will be operated by experienced and licensed professionals.

     Marketing

     Bed and Biscuit Inns, when developed or acquired, will directly market their services towards local markets within a close proximity to each facility in order to attempt to capitalize on the perceived accelerated demand for pet care products and facilities. These marketing efforts will be provided on the Internet, local newspapers, direct mail campaigns and most importantly by word of mouth from satisfied customers.

     Acquisitions

     We plan to aggressively pursue the acquisition of existing pet kennels and/or other boarding facilities to quickly grow the Bed & Biscuit Inn tradename. Primary consideration for the acquisitions will be equity in the Company, whether in preferred or common stock. Our management will have a broad discretion in choosing acquisition candidates and currently has no experience in the pet industry or in acquiring existing businesses. Therefore, there is a substantial likelihood that our management will have to rely on their current limited business acumen and the advice of other professionals, if and when available.

     As of the date of this filing we have been in preliminary discussions for the acquisition of our first facility in Florida. Rosemary Williams, the individual we completed the IP Agreement with, is the owner of a current free-standing facility. We intend to aggressively pursue a formal definitive purchase agreement with Ms. Williams in the very near future, at which time we will file any agreements and material terms under Form 8-K within 15 days of execution.

Travel Related Services

     Through our agreement with Global Travel International we are able to utilize the resources of Global Travel International to handle travel needs through Global Travel International's reservation center, GlobalNet.

Alternatively, we are able, under our agreement with Global Travel International, to book travel direct. In either case we will earn commissions on the travel, which is arranged for our clients. The agreement with Global Travel International allowed us to commence a travel agent operation without the significant expenses of developing our own web oriented travel related Internet site. By utilizing the website and facilities of Global Travel International we were able to concentrate our efforts on establishing our business through marketing channels as opposed to operation matters in managing software and incurring personnel costs associated with booking travel.

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

The Pet Industry

     General. We believe the pet industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new "children."

     The American Pet Products Manufacturers Association estimates U.S. residents will spend $31 billion on pet products this year, including veterinary care, food, toys and accessories. Currently, 62% of U.S.
households own a pet compared with 56% in 1988. Further, 39% of the total U.S. households in 2000 (40 million households) owned a dog, our primary market focus.

Risk Management Insurance

     We do not maintain a liability insurance program, as we have not commenced the distribution of products or services to the general public or others. Our proposed insurance program, once implemented, will include property, casualty, and comprehensive general liability coverage. Management believes that the proposed insurance program is adequate. There can be no assurance that we will be able to maintain such liability insurance.

Competition

Pet Services and Products

      The pet services business is competitive, generally from local kennels, most of which are operated by small family business operations. We are of the opinion that with our intended organizational structure we will be in a position to coordinate the acquisition of many of these family owned operations to create a well recognized and integrated system of management.

     We believe that the principal competitive factors influencing our business are the quality of customer service, product selection and quality, convenience of kennel locations, price, and availability of other services. We believe that once operational, we will be able to compete effectively within our various markets; however, our competitors are well established, and have access to greater capital and management resources than we do.

Travel Related Services

       The market for travel related products and services is highly competitive in all of our channels of potential distribution. Our competitors include:

* Internet travel agents such as Travelocity, Expedia and American Express Interactive, Inc.;
*    Local, regional, national and international traditional travel agencies;
* Consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;
* Airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to us;
*    Operators of travel industry reservation databases; and
*    Airlines direct website distribution known as Orbitz.

     Many of our current competitors have:

*    Longer operating histories;
*    Larger customer bases;
*    Greater brand recognition;
*    Higher amounts of user traffic
* Significantly greater financial, technical, marketing and other resources; and
* The ability to enter into strategic or commercial relationships with larger, more established and well-financed companies.

      Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. This competition may limit our ability to grow or become profitable or result in a loss of market share in the future.

Government Regulation

Pet Services and Products

     We will be subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states that affect the ownership of veterinary practices, or the operation of veterinary related services in kennels, that may impact our ability to offer veterinary services within certain of our facilities.

     The transportation, and handling of animals is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we intend to seek to structure our operations to comply with the laws and regulations of each state in which we plan to operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all states.

     A determination that we are in violation of any of these applicable restrictions could require us to restructure our operations to comply or render us unable to provide certain veterinary services, if desired, in a given local government jurisdiction.

Travel Related Services

       The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers. For example, to the extent federal regulators take action to regulate the number of flights scheduled for arrival and departure at similar times to alleviate delays and bottlenecks at airports, and to reduce and control air traffic at peak times, the airlines may incur greater costs to operate. In turn, the airlines could attempt to recover their costs by reducing commissions or passing those costs on the consumer in the form of higher ticket prices. Reductions in commissions could result in a decrease in our revenue. Higher ticket prices could result in less leisure travel, which in turn could negatively impact our revenue.

Trademarks and Other Proprietary Rights

     We own, as a result of the IP Agreement, the trademark Bed & Biscuit Inn, which is registered with the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks and other proprietary rights are valuable assets and believe they have significant value in the marketing of our services. We intend to vigorously protect our trademark(s) against infringement.

     Unlike copyrights or patents, trademark rights can last indefinitely if the owner continues to use the mark to identify its goods or services. The term of a federal trademark registration is 10 years, with 10-year renewal terms. A renewal application for a trademark registration cannot be filed until at least 6 months prior to the expiration of the trademark registration. However, between the fifth and sixth year after the date of the initial registration, the registrant must file an affidavit or declaration setting forth the following information in order to keep the registration alive.

(1) An affidavit or declaration, which must include a specific list of the goods or services recited in the registration, averring that the registrant is still using the mark on or in connection with the goods or services listed;

(2) A specimen showing how the mark is currently in use with the goods or services identified, e.g., a tag, label or package for goods, or an advertisement for service; and

(3)  the required filing fee.

     If no affidavit or declaration is filed, the registration is canceled. Additionally there is no advance notice from the Office that the Affidavit or Declaration of Continued Use must be filed by a certain date.

Employees

     We are a development stage company and currently have only one part-time employee, Roxana Isabel Vargas, our sole officer and director. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our sole officer and employee to be good.

Available Information

   We file annual, quarterly and special reports and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. No information from this web page is incorporated by reference herein.

Business Risks

     In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with kennel openings and expansion, investments in information systems, vendor reliability, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below and the sections entitled Competition, and Government Regulation sections of this Annual Report on Form 10-KSB. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

We depend on consumers' discretionary needs for our proposed services.

     Our sales will depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. We may experience declines in sales, in particular sales of pet supplies or services during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

We need to raise additional capital for our operating plan and our business would be harmed if we were unable to do so on acceptable terms.

     We are a development stage company and currently anticipate that our existing capital resources and cash flows from operations will not enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan entails the raising of capital through equity or debt, which plan may change as a result of many factors, including general economic conditions affecting the United States economy which are beyond our control. If we are unable to generate cash from the sale of equity or from debt financing or maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

Our operating results could be harmed if we are unable to integrate acquired companies into our operations.

     The pet services and kennel industry is highly fragmented. We intend to pursue expansion and acquisition opportunities in the future, and we must efficiently integrate and combine operations of acquired companies to realize the anticipated benefits of acquisitions. To be successful, the integration process requires us to achieve the benefits of combining the companies, including generating operating efficiencies and synergies and eliminating or reducing redundant costs. Since we will often have limited prior knowledge of acquired companies, there can be no assurance that the anticipated benefits of these acquisitions will be fully realized without incurring unanticipated costs or diverting management's attention from our core operations. Our operating results could be harmed if we are unable to efficiently integrate newly acquired companies into our operations. Any future acquisitions also could result in potentially dilutive issuances of equity securities, or the incurrence of additional debt or the assumption of contingent liabilities.

A prolonged economic downturn could result in reduced sales and lower revenues and profitability.

     Purchases of pet-related supplies or services may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related and other service industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, due to our development stage status we are more susceptible to some of these adverse economic effects than are some of our competitors which have greater financial and other resources than we do.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the operations of the United States securities markets, the markets in which we operate and our operations and profitability. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any further armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. In particular, the travel related services have suffered a significant economic downturn. It is unknown at this time what the impact of a continued armed conflict may have on travel services.

The price of our common stock may be volatile.

     Since our initial public offering in June 2002, the price at which our common stock has traded has been subject to significant fluctuation. The market price for our common stock in the future may continue to be volatile. In addition, the stock market has recently experienced significant price and volume fluctuations that in many instances have been unrelated or disproportionate to the operating performance of specific companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management's attention and resources from our core business.

ITEM 2.   PROPERTIES

     We currently maintain a mailing address at 2950 E. Flamingo Rd, Suite E-5, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Ms. Vargas, our sole officer and director, occasionally will utilize her residence to conduct business on our behalf. Ms. Vargas does not receive any remuneration for the use of her residence or time spent on behalf of us.

     As a result of our recent business change from focusing on travel related services to pet services, we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

     We are currently engaged in preliminary negotiations for the acquisition of our first pet facility in Florida. When and if any final definitive agreements are entered into, we will file such agreements and their material terms under a Form 8-K within 15 days of execution.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Subsequent Events

      Roxana I. Vargas, our sole officer and director, as our majority stockholder approved the following corporate actions:

* On March 17, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Juris Travel to Bed and Biscuit Inns of America, Inc.
* On March 24, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Bed and Biscuit Inns of America, Inc. to DOGS INTERNATIONAL.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

     Our Common Stock was approved for quotation on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "JTVL" on September 20, 2002. On March 24, 2003, as a result of our first name change, our ticker symbol changed to "BBIN." On March 26, 2003, as a result of our second name change to DOGS INTERNATIONAL, our ticker symbol changed to "DOGN."

     Prior to our symbol change to DOGN, and prior to our business change from travel related services to pet services, we traded minimal volumes of common stock at prices ranging from $0.22 to $2.50 per share. However, under the symbol DOGN, and prior to the date of this filing, our common stock has traded at prices ranging from $5.50 to $6.50.

On March 31, 2003, the closing bid and ask prices of shares of Common Stock of the Company were $5.1875 and $5.375 respectively. However, the Company considers its Common Stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the Common Stock.

(b) Holders of Common Stock

     As of December 31, 2002, we had approximately 35 stockholders of record of the 10,000,000 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

     During January 2002, the Company issued 7,500,000 shares of its $0.001 par value common stock for $.001 per share or $7,500.00 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

      On August 12, 2002, we completed our initial public offering registered with the SEC on Form SB-2. Pursuant to the offering, we sold 2,500,000 shares of our common stock at a price of $0.01 per share to 34 individuals for total cash consideration of $25,000.

     On August 19, 2002, we approved a forward stock split on the basis of 10 for 1 (for every 1 share currently held, each stockholder received an additional 9 shares). All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Subsequent Sales

      On  March  14, 2003, as consideration for the IP Agreement,  we  issued
Rosemary Williams 50,000 shares of our common stock. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Use of Proceeds From Registered Securities

   Our Registration Statement on Form SB-2 (File No. 333-84568) related to our initial public offering was declared effective by the SEC on June 14, 2002. A total of 250,000 (2,500,000 following forward split) shares of our Common Stock were registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced on June 20, 2002 and all shares of common stock offered were sold for the aggregate offering price directly by the Company with no commissions paid on funds raised.

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

   As of December 31, 2002, $660 of the net proceeds had been used for advertising. The remaining net proceeds remain in the Company's operating account pending future use.

ITEM 6.   PLAN OF OPERATION

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Dogs International is primarily focused on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn". Our prior business plan primarily involved the marketing, selling and distributing of a variety of wholesale and retail travel related products and services. Since our incorporation in January 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage.

     Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of selling travel related services. However, following completion of the IP Agreement, we changed our primary business plan towards the pet services industry. We intend to build and/or acquire upscale pet care facilities. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses, including the acquisition and leasing of facilities to be utilized for high-end pet facilities. We intend for these funding requirements to be fulfilled through either equity or debt financing.

     Summary of any product research and development that we will perform for
the  term  of  the  plan.   We do not anticipate performing  any  significant
product research and development under our revised plan of operation.

     Expected purchase or sale of plant and significant equipment. We do anticipate purchasing or leasing pet care facilities in the next twelve months; however, the purchase is subject to our receipt of sufficient funds from borrowings or stock sales to enable such acquisition or leases. At this point in time we are unable to accurately determine an estimate for the amount of funds needed to accomplish a purchase or lease a facility.

     Significant changes in number of employees. The number of employees required to operate our business is currently one part-time individual. As a result of our change in our business plan we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from the SB-2 offering that were used to help offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

     Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. As a result of our recent business plan change from travel related services to pet services, we anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product packaging, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Subsequent Events

     Subsequent to year-end, we made a basic business plan change from travel related services to pet services. This change occurred as a result of the substantial decrease in travel service revenues globally, generally as the result of global economic conditions and as a result of the 9/11 terrorists attacks and the war in Iraq. We purchased certain intellectual property in exchange for 50,000 shares of our common stock for purposes of pursing a business plan related to commencing business of building and/or acquiring a chain of upscale pet care facilities. On March 24, 2003, we changed our name to Dogs International and changed our ticker symbol to DOGN.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent auditors on accounting or financial disclosures.

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

 Name                   Age  Title

 Roxana Isabel Vargas   27   President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Roxana Isabel Vargas is the President, Secretary/Treasurer and Director of Dogs International. From September, 2001, to present, Ms. Vargas has been employed by the Clark County School District in Las Vegas, Nevada. From September, 1999 to June, 2000 Ms. Vargas was teaching for the Los Angeles School District. From 1994 to September, 1999 Ms. Vargas attended Long Beach State where she earned her Bachelor's Degree in Education. While working in the educational fields, Ms. Vargas attended general classes on the Internet which Ms. Vargas believes provided her minimal knowledge of the Internet. Additionally, while traveling personally and traveling to educational seminars pertaining to her teaching credentials she acquired her interest in developing a method of marketing travel services through the Internet and other retail channels, primarily to the legal industry. Ms. Vargas has no other experience or expertise in the travel industry or pet services industry.

                    Limitation of Liability of Directors

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

               Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

     The  Board of Directors does not have a Compensation Committee.   Roxana
Vargas, President, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2002, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission.

Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Millennium executive officers and directors, and persons who beneficially own more than ten percent of Millennium's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002 all forms 3 and 4 were filed on a timely.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
                                                            Long Term
                              Annual Compensation          Compensation
     Name and
    Principal                             Other Annual Restricted
     Position      Year   Salary  Bonus   Compensation    Stock    Options
 Roxana Isabel
 Vargas,           2002    $-0-    -0-        -0-       7,500,000    -0-
 President,                                                (1)
 Secretary,
 Treasurer

(1) The 7,500,000 shares of Restricted Common Stock were purchased by Roxana Isabel Vargas, at $0.001 per share.

Future Compensation

      Ms. Vargas has agreed to provide services to us for a period of two years without compensation, or until such time as we have generated at least $100,000 in revenues or have raised additional cash from offerings subsequent to this offering.

Compensation of Directors

     All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

TEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.


                                                      Number       Percent
           Name of Beneficial Owner (1)              Of Shares
 Roxana Isabel Vargas                                7,500,000       75%
 All Directors, Officers and Principle
 Stockholders as a Group                             7,500,000       75%

  (1) "Beneficial ownership" means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days from the date of this 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Office services are provided without charge by our sole director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

     During January of 2002, Ms. Vargas acquired 750,000 (7,500,000 post split) shares of common stock, at a price of $0.01 per share. Ms. Vargas is the sole officer, director, shareholder, and promoter of Dogs International. The proceeds from the sale of the shares to Ms. Vargas, $7,500, constituted the initial capitalization of the company.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                             F-1
          2.     Financial Statements:
               Balance Sheet                                             F-2
               Statement of Operation                                    F-3
               Statement of Changes in Stockholders'                     F-4
               Statement of Cash Flows                                   F-5
               Notes to Consolidated Financial Statements         F-6 - F-10

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

           On March 28, 2003, the Company filed a report on 8-K setting forth a change in name for the Company to Dogs International, and announced that the Company had entered into an Intellectual Property Agreement and changed its business plan.

     4.   Exhibits
Exhibit   Description
3 (i).a** Articles of Incorporation of Juris Travel filed on January 23,
          2002.
3 (i) b* Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc. filed March 17, 2003
3 (i) c* Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International filed March 24, 2003
3(ii)**   Bylaws
4**       A)   Articles of Incorporation
          B)   Bylaws
10.1**    Travel Agency Agreement with Global Travel International
10.2**    Commission Schedule
10.3***   Intellectual Property Assignment Agreement
11*       Statement of Per Share Earnings filed in audit attached
          herewith.
23*       Consent of Auditor
99***     Press Release dated March 28, 2003
________________________
*  Filed herewith
** Incorporated by reference in Form SB-2 filed March 19, 2002
***  Incorporated by reference in Form 8-K filed March 28, 2003

ITEM  14. CONTROLS AND PROCEDURES

Internal Controls

     Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


DOGS INTERNATIONAL



By:/S/ROXANA I. VARGAS
      Roxana I. Vargas, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roxana Isabel Vargas    President                       April 2, 2003
Roxana Isabel Vargas

/s/ Roxana Isabel Vargas    Sole Director                   April 2, 2003
Roxana Isabel Vargas

/s/ Roxana Isabel Vargas    Principal Executive Officer     April 2, 2003
Roxana Isabel Vargas

/s/ Roxana Isabel Vargas    Principal Financial Officer     April 2, 2003
Roxana Isabel Vargas

/s/ Roxana Isabel Vargas    Principal Accounting Officer    April 2, 2003
Roxana Isabel Vargas

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Dogs International (formerly Juris Travel) (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roxana Vargas, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Dated: April 2, 2003


/s/ Roxana Vargas
Roxana Vargas, President and Chief Accounting Officer

                             Dogs International
                        Index To Financial Statements


Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets, December 31, 2002 and 2001                  F-2

Consolidated Statement of Operations for the Years Ended December 31,
2002,2001 and from inception(April 2, 1986)to December 31, 2002          F-3

Consolidated Statement of Stockholders' Equity from inception
(April 2, 1986) to December 31, 2002                                     F-4

Consolidated Statement of Cash Flows for the Year Ended
December 31, 2002, 2001, and from inception (April 2, 1986)
to December 31, 2002                                                     F-5

Notes to Consolidated Financial Statements                        F-6 - F-10

BECKSTEAD AND WATTS, LLP.
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                           702.362.0540 (Fax)

                        INDEPENDENT AUDITORS' REPORT

March 28, 2003

Board of Directors
Dogs International
(Formerly Juris Travel)
Las Vegas, NV

We have audited the Balance Sheet of Dogs International (formerly Juris Travel) (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period January 23, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dogs International (formerly Juris Travel) (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period January 23, 2002 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.


Beckstead and Watts, LLP.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                                Balance Sheet

                                                            December 31,
                                                                2002
Assets

Current assets:
  Cash                                                      $      24,340
                                                                ---------
     Total current assets                                          24,340
                                                                ---------
                                                            $      24,340
                                                                =========
Liabilities and Stockholder's Equity

Current liabilities:                                        $           -
     Total current liabilities                                          -
                                                                ---------
Stockholders' equity:

Preferred stock, $0.001 par value, 20,000,000 shares
  authorized, no shares issued and outstanding                         --

Common stock, $0.001 par value, 100,000,000 shares
  authorized, 10,000,000 shares issued and outstanding             10,000

Additional paid-in capital                                         22,500

(Deficit) accumulated during development stage                    (8,160)
                                                                ---------
     Total Stockholders' Equity                                    24,340
                                                                ---------
                                                            $      24,340
                                                                =========

 The accompanying notes are an integral part of these financial statements.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                           Statement of Operations

                                                             January 23,
                                                                 2002
                                                            (inception) to
                                                             December 31,
                                                                 2002
Income
  Sales                                                     $          740
  Less Cost of Good Sold                                               638
                                                                ----------
                                                                       102
Expenses:                                                       ----------
  General and administrative expenses                                8,262
                                                                ----------
Net (loss)                                                  $      (8,160)
                                                                ==========
Weighted average number of
  common shares outstanding                                      9,032,951
                                                                ==========
Net (loss) per share                                        $       (0.00)
                                                                ==========

 The accompanying notes are an integral part of these financial statements.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                Statement of Changes in Stockholders' Equity
      For the Period January 23, 2002 (Inception) to December 31, 2002

                    Common Stock     Additiona   (Deficit)      Total
                  Shares     Amount      l      Accumulated  Stockholders
                                      Paid-in     During          '
                                      Capital   Development     Equity
                                                   Stage
Shares issued    7,500,000   $   750          $              $      7,500
for cash                                  6,750

Shares issued    2,500,000       250     24,750                    25,000
for cash

Recapitalizatio                9,000    (9,000)
n adjustment
    to
additional paid-
in-capital

Net (loss) for
the year ended
December 31,                                        (8,160)       (8,160)
2002
                 ----------  ------- ---------- -----------  ------------
Balance,         10,000,000  $10,000 $   22,500 $   (8,160)  $     24,340
December 31,     ==========  ======= ========== ===========  ============
2002

 The accompanying notes are an integral part of these financial statements.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                           Statement of Cash Flows

                                                             January 23,
                                                                2002
                                                             (Inception)
                                                             to December
                                                              31, 2002
Cash flows from operating activities
Net (loss)                                                  $     (8,160)
                                                                ---------
Net cash used by operating activities                             (8,160)
                                                                ---------
Cash flows from investing activities
Net cash used by investing activities                                  --

Cash flows from financing activities
  Common stock issued                                              32,500
                                                                ---------
Net increase (decrease) in cash                                    24,340
Cash - beginning                                                        -
                                                                ---------
Cash - ending                                               $      24,340
                                                                =========
Supplemental disclosures:
  Interest paid                                             $           -
                                                                =========
  Income taxes paid                                         $           -
                                                                =========

 The accompanying notes are an integral part of these financial statements.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                        Notes to Financial Statements

Note 1 - Summary of significant accounting policies

Organization
The Company was organized January 23, 2002 (Date of Inception) under the laws of the State of Nevada, as Juris Travel. The Company began the business of marketing, selling and distributing a verity of wholesale and retail travel related products and services. The Company was unsuccessful in conducting any business.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition
Juris Travel's revenues and cost of sales are to be recorded on a net basis. The revenues consist primarily of commissions or service fees earned on the sales of products. Advance payments made by customers are recorded as deferred revenue and advance payments made to vendors are recorded as prepaid accommodations. Revenues and related expenses are recognized when the revenue is earned, which varies by the type of product. Revenues from airline ticket sales are recorded when the tickets are issued. Revenues from cruise and tour sales are recognized at the customer's departure date. Revenues from hotel sales and auto rentals are not recognized until the customer utilizes them.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were $660 advertising costs included in general and administrative expenses as of December 31, 2002.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                        Notes to Financial Statements

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                        Notes to Financial Statements

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                        Notes to Financial Statements

after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

  U.S federal statutory rate               (34.0%)
  Valuation reserve                          34.0%
  Total                                         -%

As of December 31, 2002, the Company has $8,160 net operating loss carryforward for tax purposes, which will be available to offset future taxable income.

Note 3 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On August 19, 2002, the Company approved a forward stock split on the basis of 10 for 1 ( for every 1 share currently held, each shareholder received an additional 9 shares). All reference to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During January 2002, the Company issued 7,500,000 shares of its $0.001 par value common stock for $7,500 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In June 2002, the Company completed a public offering of a total of 2,500,000 shares of common stock which was registered with the SEC with an aggregate offering price of $25,000.

There have been no other issuances of common or preferred stock.

                             Dogs International
                           (Formerly Juris Travel)
                        (a Development Stage Company)
                        Notes to Financial Statements

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated limited revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its ravel related products, incurring costs and expenses. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The  ability of the Company to continue as a going concern is dependent  upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The Company plans to raise additional capital through equity offerings in order to continue operations for the next 12 months. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

The Company issued a combined total of 7,500,000 shares of its $0.001 par value common stock to its director in exchange for cash valued at $7,500.

The Company currently maintains a mailing address 2950 E. Flamingo Rd, Suite E-5, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Ms. Vargas, our sole officer and director, occasionally will utilize her home to conduct business on our behalf

Note 7 - Subsequent Events

On March 14, 2003, the Company made a basic business plan change from travel related services to pet services through the execution of an Intellectual Property Assignment Agreement with an unaffiliated third party. The Company issued 50,000 shares of its common stock in exchange for certain intellectual property. This business change occurred as a result of the substantial decrease in travel service revenues globally, generally as the result of global economic conditions and as a result of the 9/11 terrorists attacks and the war in Iraq. The Company's new business plan is related to commencing business of building and/or acquiring a chain of upscale pet care facilities.

On March 17, 2003, the Company amended its Articles of Incorporation to change its name from Juris Travel to Bed and Biscuit Inns of America, Inc.

On March 24, 2003, the Company amended its Articles of Incorporation to change its name from Bed and Biscuit Inns of America, Inc. to Dogs International.