Form 10QSB
period 2003-03-31
DOGS INTERNATIONAL
filed 2003-05-15
CIK 1167868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number 333-84568

DOGS INTERNATIONAL
(Exact name of registrant as specified in its charter)

Nevada                                                                                                                                                            90-0006843

(State or other jurisdiction of                                                                                                                        (I.R.S. Employer

incorporation or organization)                                                                                                              Identification Number)

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

Juris Travel

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 10,000,000 shares, held by approximately 33 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes ____   No __X__

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL
(Formerly Juris Travel)
(A Development Stage Company)
BALANCE SHEET
ASSETS

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
CURRENT ASSETS
Cash	$ 22,340	$ 24,340
TOTAL CURRENT ASSETS	22,340	24,340

OTHER ASSETS	0	0
TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$ 22,340	$ 24,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Subscriptions Payable	$ 25,000	$ 0
TOTAL CURRENT LIABILITIES	25,000	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 20,000,000 shares; issued and outstanding at March 31, 2003 and December 31, 2002	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 10,000,000 issued and outstanding at March 31, 2003 and December 31, 2002 retroactively restated	10,000	10,000

Additional paid-in capital	22,500	22,500

Deficit accumulated during development stage	(35,160)	(8,160)

TOTAL STOCKHOLDER'S EQUITY	(2,660)	24,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,340	$ 24,340

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL
(Formerly Juris Travel)
(A Development Stage Company)

STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	January 23, 2002 (inception) to March 31, 2003

Income
Sales	$ --	$ --	$ 740
Less Cost of Good Sold	--	--	638
	--	--	102
Expenses:
General and administrative expenses	27,000	1,900	35,262

Net (loss)	$ (27,000)	$ (1,900)	$ (35,160)

Weighted average number of
common shares outstanding	9,032,951	9,032,951	9,032,951

Net (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL
(Formerly Juris Travel)
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	January 23, 2002 (inception) to March 31, 2003
Cash flows from operating activities
Net (loss)	$ (27,000)	$ (1,900)	$ (35,160)
Subscription Payable	25,000	--	25,000
Net cash used by operating activities	(2,000)	(1,900)	(10,160)

Cash flows from investing activities
Net cash used by investing activities	--	--	--

Cash flows from financing activities
Common stock issued	--	7,500	32,500

Net increase (decrease) in cash	(2,000)	5,600	22,340
Cash - beginning	24,340	--	--
Cash - ending	$ 22,340	$ 5,600	$ 22,340

Supplemental disclosures:
Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

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

On March 17, 2003, the Company changed its name to Bed and Biscuit Inns of America, Inc., however, following close scrutiny the Company felt that establishing a holding company structure for the Company would be the best business strategy. Therefore, on March 24, 2003, the Company changed its name to Dogs International.

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

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

Note 3 - Stockholder's equity

Common stock
The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of March 31, 2003, 10,000,000 shares were issued and outstanding. However, there is an additional 50,000 shares of stock authorized to be issued for rights, title, and interest in certain intellectual property. The shares have not issued at March 31, 2003.

Preferred stock
The aggregate number of shares of preferred stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of March 31, 2003, no shares of preferred stock were issued.

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

Item 2. Plan of Operation

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Dogs International is a Development Stage Company, originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for the Company would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "DOGS INTERNATIONAL" and changed our ticker symbol to "DOGN." On April 9, 2003, we incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., which all future operations will be conducted through.

The name change was prompted by a change in our business strategy as a result of our recent completion of an "Intellectual Property Assignment Agreement," (the "IP Agreement"). Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn™ and groomingdale's in exchange for 50,000 shares of restricted common stock, which remains unissued as of this date.

We are primarily focused on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn™". On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and groomingdale's, which provides full service grooming to guests. Since our incorporation in January 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage.

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

Expected purchase or sale of plant and significant equipment. We do anticipate purchasing or leasing pet care facilities in the next twelve months; however, the purchase is subject to our receipt of sufficient funds from borrowings or stock sales to enable such acquisition or leases. At this point in time we are unable to accurately determine an estimate for the amount of funds needed to accomplish a purchase or lease of a facility.

Significant changes in number of employees. The number of employees required to operate our business is currently 6 full-time and 4 part-time. As a result of our change in our business plan we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition.

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months. As a result of our recent business plan change from travel related services to pet services, we anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Item 3. Controls and Procedures
  Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective.
  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On March 14, 2003, we executed an Intellectual Property Agreement, as consideration for the IP Agreement we will issue Rosemary Williams 50,000 shares of our restricted common stock. As of this date the shares have not yet been issued.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Roxana I. Vargas, our sole officer and director, as our majority stockholder approved the following corporate actions:

• On March 17, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Juris Travel to Bed and Biscuit Inns of America, Inc.

• On March 24, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Bed and Biscuit Inns of America, Inc. to DOGS INTERNATIONAL.

We will be holding our annual shareholder's meeting on May 28, 2003. On May 14, 2003, notice of the meeting will be mailed out to all stockholders of record as of May 12, 2003.

Item 5. Other Information

On April 28, 2003, we executed an Addendum to the Real Estate Acquisition Contract which we entered into on April 7, 2003 to purchase our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida. (The Addendum to the Acquisition Contract is attached hereto as an exhibit.) Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and groomingdales's, which provides full service grooming to guests. The title will be vested in Bed and Biscuit Inns of America, Inc., a Nevada Corporation, our wholly-owned subsidiary.

On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida, through our recently formed wholly-owned subsidiary Bed and Biscuit Inns of America Inc., a Nevada Corporation. Attached as an exhibit is a press release we issued on May 7, 2003, disclosing the completion of the acquisition.

On May 14, 2003, we issued a press release disclosing that on May 13, 2003 we appointed Shaun P. Herness, Ph.D. to our advisory board. A copy of the press release is filed as an exhibit to this quarter report.

Item 6. Exhibits and Reports of Form 8-K

(a)    Exhibits

        2         Addendum to Real Estate Acquisition Contract
        3(a)    Articles of Incorporation of Bed and Biscuit Inns of America, Inc.
        3(b)    Bylaws of Bed and Biscuit Inns of America, Inc.
        99.1    Press Release dated May 7, 2003
        99.2    Press Release dated May 14, 2003

(b)    Form 8-K

        Form 8-K filed April 9, 2003, Real Estate Acquisition Contract.
        Form 8-K filed March 28, 2003, Intellectual Property Assignment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL
(Registrant)

By: /S/Roxana Vargas
Roxana Vargas, President

Date: May 14, 2003

CERTIFICATION

I, Roxana Vargas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dogs International;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/S/Roxana Vargas
Roxana Vargas

President/Chief Accounting Officer