Form 10QSB
period 2003-06-30
DOGS INTERNATIONAL
filed 2003-08-19
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Commission file number 333-84568

DOGS INTERNATIONAL
(Exact name of registrant as specified in its charter)

Nevada	90-0006843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

408 S. Daytona
Flagler Beach, Florida	32136
(Address of Principal Executive Offices)	(Zip Code)

(386) 439-4006

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No ____

 The number of shares of Common Stock, $0.001 par value, outstanding on August 18, 2003, was 20,100,000 shares, held by approximately 39 shareholders.

 Transitional Small Business Disclosure Format (check one):

 Yes                No __X__

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(unaudited)

June 30, 2003 (unaudited)
CURRENT ASSETS:
Cash	$ 8,490
Loans Receivable - Related Party	28,935
TOTAL CURRENT ASSETS	37,424

OTHER ASSETS:
Fixed Assets, Net	506,638
Goodwill	18,269
TOTAL ASSETS	$ 562,331

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable- Operating	$ 8,319
Accruals	3,812
TOTAL CURRENT LIABILITIES

Long Term Liabilities
Installment Loans	16,389
Mortgages Payable	377,048
TOTAL LONG TERM LIABILITIES	393,437

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value authorized 20,000,000 shares; issued and outstanding at June 30, 2003
0
Common stock, $.001 par value, authorized 100,000,000 shares; 20,000,000 issued and outstanding at June 30, 2003 retroactively restated
20,000

Subscription Payable - Common and Preferred Stock
195,100

Additional paid-in capital	12,400

Deficit accumulated during development stage	(70,737)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	156,763
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 562,331

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	January 23, 2002 (inception) to June 30, 2003

Income
Sales	$ 10,134	$ 734	$ 10,134	$ 734	$ 10,874
Less Cost of Good Sold	--	638	--	638	638
	10,134	96	10,134-	96	10,236
Expenses:
Operating, general and administrative expenses	45,711	1,345	72,711	3,245	80,973

Net (loss)	$ (35,577)	$ (1,249)	$ (62,577)	$ (3,150)	$ (70,737)

Weighted average number of
common shares outstanding	20,000,000	15,000,000	20,000,000	15,000,000	20,000,000

Net (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		January 23, 2002 (inception) to June 30,
	2003	2002	2003
OPERATING ACTIVITIES
Net Income	$ (62,577)	$ (3,150)	$ (70,737)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	4,706	-	4,706
Accounts Payable	8,318	-	8,318
Accruals	3,812	-	3,812
Net cash provided by Operating Activities	(45,740)	(3,150)	(53,901)

INVESTING ACTIVITIES
Assets Acquired	(511,344)	-	(511,344)
Goodwill Purchased	(18,269)	-	(18,269)
Loans Receivable	(28,935)	-	(28,935)
Net cash provided by Investing Activities	(558,548)	-	(558,548)

FINANCING ACTIVITIES
Installment Loans Payable	16,389	-	16,389
Mortgages Payable	377,048	-	377,048
Common Stock	10,000	7,500	20,000
Additional Paid In Capital	(10,000)	-	12,400
Subscriptions Payable	195,000	-	195,100
Net cash provided by Financing Activities	588,438	7,500	620,937

Net cash increase for period	(15,850)	4,350	8,490

Cash at beginning of period	24,340	-	-
Cash at end of period	$ 8,490	$ 4,350	$ 8,490

 The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements include the accounts of Dogs International (the "Company") consolidated with its subsidiary Bed and Biscuit Inns of America, Inc. and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. Management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Asset Purchase

On May 7, 2003, the Company completed the acquisition of their first Bed & Biscuit Inn facility in Flagler Beach, Florida, through their recently formed wholly-owned subsidiary Bed and Biscuit Inns of America Inc., a Nevada Corporation.

The Company has the following fixed assets:

Buildings & improvements	$259,738
Land	137,000
Vehicles	95,256
Machinery & equipment	11,650
Furniture & fixtures	7,700
Less: Accumulated depreciation	(4,706)
Total	$506,638

The depreciation expense for the six months ended June 30, 2003 was $4,706.

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(a Development Stage Company)

Notes to Financial Statements

Note 4 - Long Term Liabilities

The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach.

The Company has a fist and second mortgage payable on the Bed & Biscuit Inn facility in Flagler Beach in the amount of $177,048.

Note 5 - Stock Transactions

On June 9, 2003, the Company effectuated a 2:1 forward split (for every 1 share currently owned, each stockholder received 1 share common stock as a dividend), thus increasing their common stock issued and outstanding from 10,000,000 shares to 20,000,000.

Subscription Payable

As of June 30, 2003, the Company had a subscription payable in the amount of $25,000. The Company was obligated to issue 100,000 (post-split) shares of its common stock to its Chairman and President pursuant to a certain Intellectual Property Agreement dated March 14, 2003. The shares were subsequently issued on August 18, 2003.

As of June 30, 2003, the Company, pursuant to the terms of the Asset Purchase agreement described in Note 3 above, had a subscription payable in the amount $170,000 to Rosemary Williams, the current president and chairman of the Company, which offset the subscription payable.

Note 6 - Related Party Transactions

The Company has a loan receivable from a family member of the Company's President in the amount of $20,000.

Note 7 - Subsequent Events

Preferred Stock

On July 22, 2003, the Company, pursuant to the terms of the Asset Purchase Agreement described in Note 3 above, issued 28,334 shares of its Series A Convertible Preferred Stock , which offset the subscription payable of $170,000 to the current president and chairman of the Company.

On August 18, 2003, the Company, pursuant to the terms of the Intellectual Property Agreement dated March 14, 2003, issued 100,000 (post-split) shares of its common restricted shares to its current President and Chairman, which offset the subscription payable of $25,000.

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

Overview

Dogs International is a Development Stage Company, originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for the Company would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "DOGS INTERNATIONAL" and changed our ticker symbol to "DOGN." On April 9, 2003, we incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our future pet facility operations will be conducted through.

The name change was prompted by a change in our business strategy as a result of our recent, execution of an "Intellectual Property Assignment Agreement," (the "IP Agreement"). Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn and groomingdale's in exchange for 50,000 shares of restricted common stock.

We are primarily focused on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn ". On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and groomingdale's, which provides full service grooming to guests. Since our incorporation in January 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage.

We have been in discussion with several entities with regards to potential acquisitions of diversified business in the pet care industry. As of the date of this filing we have not finalized any formal agreements with any individual or entity, nor have we determined an acquisition as probable. Once a formal agreement is finalized, if ever, we will file a Form 8-K disclosing the terms and conditions of such agreement.

Satisfaction of our cash obligations for the next 12 months. We intend to build and/or acquire upscale pet care facilities. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses, including the acquisition and leasing of facilities to be utilized for high-end pet facilities. We intend for these funding requirements to be fulfilled through either equity or debt financing.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On June 9, 2003, we effectuated a 2:1 forward split (for every 1 share currently owned, each stockholder received 1 common stock dividend), thus increasing our common stock issued and outstanding from 10,000,000 shares to 20,000,000 shares.

Subsequent Issuance

On August 18, 2003, we issued the President of the Company 50,000 shares of our restricted common stock pursuant to the Intellectual Property Agreement executed on March 14, 2003. Due to the 2:1 forward split, the amount of shares issued to the President of the Company increased to 100,000 shares of our restricted common stock.

Preferred Stock Issuances

On July 22, 2003, we issued 28,334 shares of our Series A Convertible Preferred Stock ("A Preferred") to Ms. Rosemary Williams, our current president and chairman.

The issuance of the shares was a result of the receipt of the appraisal of the Bed & Biscuit Inn facility in Flagler Beach, Florida that we purchased on May 7, 2003. We were required to issue shares of A Preferred based on this final appraisal.

On July 18, 2003, we received the final appraisal on the property, which valued the real property, excluding any personal property purchased in the original acquisition, at $396,700. Since the appraised value was lower than the minimum value of $500,000 agreed with the seller of the property, Rosemary Williams, the minimum value was used to compute the number of shares of A Preferred to be issued to Ms. Williams. The formula used to determine how many shares of A Preferred to be issued was as follows:

APP.V - (AL + N) / 6 = PS

                                     Where:        APP.V is the $500,000 minimum value of the property;

                                                        AL is the Assumed Loan of $130,000;

                                                        N is the Note payable to Ms. Williams in the amount of $200,000; and

                                                        PS is the number of Series A Preferred shares to be issued.

500,000 - (130,000 + 200,000) / 6 = PS

500,000 - 330,000 / 6 = PS

170,000 / 6 = PS

28,333.33 = PS

Using the formula above resulted in the issuance of the 28,334 Series A Preferred shares to Ms. Williams (partial shares are rounded up to the next whole share).

The rights and preferences of the preferred stock are set forth in Exhibit "D" of the Acquisition Contract filed in the Form 8-K filed on April 9, 2003.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 28, 2003, we held our annual stockholders meeting. At the annual meeting, our stockholders appointed Rosemary Williams and Shaun P. Herness to serve on the board of directors of the Company until the next annual meeting of stockholders. Ms. Williams was elected as the Company's Chief Executive Officer and President and Mr. Herness was elected Secretary and Treasurer of the Company.

In addition, our Independent Accountants, Beckstead & Watts, were reaffirmed.

Item 5. Other Information

On April 28, 2003, we executed an Addendum to the Real Estate Acquisition Contract which we entered into on April 7, 2003 to purchase our first Bed & Biscuit Inn facility in Flagler Beach, Florida. (The Addendum to the Acquisition Contract is attached hereto as an exhibit.) Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and groomingdales's, which provides full service grooming to guests. The title will be vested in Bed and Biscuit Inns of America, Inc., a Nevada Corporation, our wholly-owned subsidiary.

On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida, through our recently formed wholly-owned subsidiary Bed and Biscuit Inns of America Inc., a Nevada Corporation. A copy of a press release we issued on May 7, 2003, disclosing the completion of the acquisition was filed as an exhibit to the Form 10-QSB/A filed on May 15, 2003.

During the process of completing the audited financial statements for the Bed & Biscuit Inn facility in Flagler Beach, Florida, which was initially structured solely as an asset purchase, we have concluded that we will need to merge Bed & Biscuit Inns of America, Inc., a Florida corporation, into our wholly owned subsidiary Bed and Biscuit Inns of America, Inc., a Nevada corporation. We decided to merge the two companies to provide investors with the clearest and most accurate financial statements of the operations of the Florida facility. We anticipate completion of the merger and filing of the financial statements within the following few weeks. Upon completion of the merger we will file a Form 8-K.

Press Releases

On April 9, 2003, we issued a press release disclosing the Acquisition Contract which we entered into on April 7, 2003 to purchase our first Bed & Biscuit Inn facility in Flagler Beach, Florida. A copy of the press release was filed as an exhibit to the Form 8-K filed on April 9, 2003.

On May 7, 2003, we issued a press release disclosing the closing of the purchase of the Bed & Biscuit Inn facility in Flagler Beach, Florida. A copy of the press release was filed as an exhibit to the Form 10-QSB/A filed on May 15, 2003.

On May 14, 2003, we issued a press release announcing the appointment of Dr. Shaun Herness to our advisory board. A copy of the press release was filed as an exhibit to the Form 10-QSB/A filed on May 15, 2003.

On June 3, 2003, we issued a press release disclosing the appointment of two new members to our board of directors, Rosemary Williams and Shaun P. Herness, Ph.D., and the 2:1 forward split. A copy of the press release is filed as an exhibit to the Form 8-K filed on June 16, 2003

New Executive Office

Effective July 1, 2003, we executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1200.(a copy of the lease was filed as an exhibit to a Form 8-K filed July 31, 2003.)

Rosemary Williams, our president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

(31.1) Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act

(31.2) Certification of Shaun Herness pursuant to Section 302 of the Sarbanes-Oxley Act

(32.1) Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act

(32.2) Certification of Shaun Herness pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

Form 8-K filed June 16, 2003, Appointment of new Directors, forward split and new executive office.

Form 8-K filed May 22, 2003, Purchase of first Bed & Biscuit Inn facility.

Form 8-K filed April 9, 2003, Real Estate Acquisition Contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL

(Registrant)

By:/s/ Rosemary Williams

Rosemary Williams, President

Date: August 18, 2003