Form 10QSB/A
period 2003-03-31
DOGS INTERNATIONAL
filed 2003-08-28
CIK 1167868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes ____   No __X__

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

(a)    Exhibits

        2         Addendum to Real Estate Acquisition Contract
        3(a)    Articles of Incorporation of Bed and Biscuit Inns of America, Inc.
        3(b)    Bylaws of Bed and Biscuit Inns of America, Inc.
        31-1   Certification for Rosemary Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31-2   Certification for Shaun P. Herness Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32-1   Certification for Rosemary Williams Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32-2   Certification for Shaun P. Herness Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

By: /S/Rosemary Williams
Rosemary Williams, President

Date: August 26, 2003