Form 10QSB
period 2003-09-30
DOGS INTERNATIONAL
filed 2003-11-20
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes X    No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 20,100,000 shares, held by approximately 31 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes ____  No X

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2003 (unaudited)
CURRENT ASSETS:
Cash	$ 2,496
TOTAL CURRENT ASSETS	2,496

OTHER ASSETS:
Fixed Assets, Net	499,154
Goodwill	18,269
TOTAL OTHER ASSETS	517,423

TOTAL ASSETS	$ 519,919

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 15,579
Accruals	5,099
Due from officer - related party	3,345
TOTAL CURRENT LIABILITIES	24,023

Long Term Liabilities
Installment Loans	15,013
Mortgages Payable	177,122
Mortgages Payable - related party	200,000
Interest Payable - related party	4,750
TOTAL LONG TERM LIABILITIES	396,885

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value authorized 20,000,000 shares; 28,334 issued and outstanding at September 30, 2003	28

Common stock, $.001 par value, authorized 100,000,000 shares; 20,100,000 issued and outstanding at September 30, 2003 retroactively restated	20,100

Additional paid-in capital	207,372

Deficit accumulated during development stage	(128,489)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	99,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 519,919

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Period Ended September 30, 2002	January 23, 2002 (inception) to September 30, 2003

Income
Sales	$ 36,866	$ 6	$ 47,000	$ 740	$ 47,740
Less: Cost of Good Sold	--	--	--	638	638
	36,866	6	47,000	102	47,102
Expenses:
Operating, general and administrative expenses	85,181	5,017	157,892	8,262	166,154

Other (Expenses):
Interest (expense)	(4,687)	--	(4,687)	--	(4,687)
Interest (expense) - related party	(4,750	--	(4,750)	--	(4,750)
Total other (expenses)	(9,437)	--	(9,437)	--	(9,437)

Net (loss)	$ (57,752)	$ (5,011)	$ (120,329)	$ (8,160)	$ (128,489)

Weighted average number of
common shares outstanding	20,100,000	10,000,000	20,100,000	10,000,000

Net (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine months ended September 30,	Period Ended September 30,	January 23, 2002 (inception) to September 30,
	2003	2002	2003
OPERATING ACTIVITIES
Net (loss)	$ (120,329)	$ (8,160)	$ (128,489)
Adjustments to reconcile Net (Loss)
to net cash (used) by operations:
Depreciation	12,744	-	12,744
Accounts Payable	9,300	-	9,300
Accruals	11,098	-	11,098
Net cash (used) by Operating Activities	(87,187)	(8,160)	(95,347)

INVESTING ACTIVITIES
Assets Acquired	(511,618)	-	(511,618)
Goodwill Purchased	(18,269)	-	(18,269)
Net cash (used) by Investing Activities	(529,887)	-	(529,887)

FINANCING ACTIVITIES
Due from officer - related party	3,345	-	3,345
Installment Loans Payable	15,013	-	15,013
Mortgages Payable	177,122	-	177,122
Mortgages Payable - related party	200,000	-	200,000
Interest Payable - related party	4,750	-	4,750
Common Stock	10,100	32,500	20,100
Preferred Stock	28	-	28
Additional Paid In Capital	184,872	-	207,372
Net cash provided by Financing Activities	595,230	32,500	627,730

Net cash increase (decrease) for period	(21,844)	24,340	2,496

Cash at beginning of period	24,340	-	-
Cash at end of period	$ 2,496	$ 24,340	$ 2,496

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements include the accounts of Dogs International (the "Company") consolidated with its subsidiary Bed and Biscuit Inns of America, Inc. and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 and Form 8-K.

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

Note 3 - Fixed Assets

On May 7, 2003, the Company acquired the following fixed assets:

Buildings & improvements	$259,738
Land	137,000
Vehicles	95,256
Machinery & equipment	11,650
Furniture & fixtures	8,254
Less: Accumulated depreciation	(12,744)
Total	$499,154

The depreciation expense for the nine months ended September 30, 2003 was $12,744.

Note 4 - Long Term Liabilities

The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit InnTM facility in Flagler Beach.  During the nine months ended September 30, 2003, the Company had accrued interest payable of $4,750.

The Company has a first and second mortgage payable on the Bed & Biscuit InnTM facility in Flagler Beach in the amount of $177,122.

Note 5 - Stock Transactions

On June 9, 2003, the Company effectuated a 2:1 forward split (for every 1 share currently owed, each stockholder received 1 share of common stock as a dividend), thus increasing their common stock issued and outstanding from 10,000,000 shares to 20,000,000.

On July 22, 2003, the Company, pursuant to an Asset Purchase Agreement, issued 28,334 shares of its $0.001 par value Series A Convertible Preferred Stock, at $6.00 per share or $170,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transaction by an issuer not involving any public offering.

On August 18, 2003, the Company, pursuant to the terms of the Intellectual Property Agreement, date March 14, 2003, issued 100,000 (post-split) shares of its $0.001 par value at $0.25 per share or $25,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transaction by an issuer not involving any public offering.

Note 6 - Material Contracts

On August 20, 2003, the Company executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited").  The letter of intent outlines the proposal by which the Company desires to acquire 100% of the membership interest of PetsUnited in exchange for its preferred stock with assets mainly consisting of the Dog's Outfitter and Allpets.com, which are operating divisions of PetsUnited, (collectively referred to as the "Acquirees").

Note 7 - Related Party Transactions

During the nine months ended September 30, 2003, the Company owed $3,345 to the president of the Company.

On July 1, 2003, the Company executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136.  The office is approximately 2,000 sq.ft. and monthly payments are $1,200.  Effective November 1, 2003, the lease was re-negotiated to 600 sq.ft. and monthly payments of $500.

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

        The name change was prompted by a change in our business strategy as a result of our recent execution of an "Intellectual Property Assignment Agreement," (the "IP Agreement"). Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit InnTM and groomingdale's in exchange for 100,000 (post split) shares of restricted common stock.

        We are primarily focused on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit InnTM". On April 7, 2003, we completed the acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and groomingdale's, which provides full service grooming to guests. The title was vested in Bed and Biscuit Inns of America, Inc., a Nevada Corporation, our wholly-owned subsidiary.

        During the process of completing the audited financial statements for the Bed & Biscuit InnTM facility in Flagler Beach, Florida, which was initially structured solely as an asset purchase, we concluded that we will need to merge Bed & Biscuit Inns of America, Inc., a Florida corporation, into our wholly owned subsidiary Bed and Biscuit Inns of America, Inc., a Nevada corporation. We decided to merge the two companies to provide investors with the clearest and most accurate financial statements of the operations of the Florida facility. Upon completion of the merger we will file a Form 8-K with the financial statements.

        Historical financial statements for the Bed & Biscuit InnTM facility in Flagler Beach, Florida were due to be filed by amendment to the Form 8-K filed on May 22, 2003, however, due to the timing of the appraisal and other factors beyond our control the financial statements for the Bed & Biscuit InnTM facility are not available at this time. We will file the financial statements by amendment to the Form 8-K filed on May 22, 2003 as soon as they are available.

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

Liquidity and Capital Resources

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from a SB-2 offering that were used to help offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

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

        We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

        On August 18, 2003, we issued Ms. Rosemary Williams, our current president and chairman, 50,000 shares of our restricted common stock pursuant to the Intellectual Property Agreement executed on March 14, 2003. As a result of the 2:1 forward split on June 9, 2003, the amount of shares issued Ms. Williams increased to 100,000 shares of our restricted common stock.

Preferred Stock Issuances

        On July 22, 2003, we issued 28,334 shares of our Series A Convertible Preferred Stock ("A Preferred") to Ms. Rosemary Williams, our current president and chairman.

        The issuance of the shares was a result of the receipt of the appraisal of the Bed & Biscuit InnTM facility in Flagler Beach, Florida that we purchased on May 7, 2003. We were required to issue shares of A Preferred based on this final appraisal.

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

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

New Executive Office

        On July 1, 2003, we executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1,200. Effective November 1, 2003, the lease was re-negotiated to 600 sq.ft. and monthly payments of $500.

        Rosemary Williams, our president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

Letter of Intent with PetsUnited LLC

        On August 20, 2003, we executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited"). The letter of intent outlines the proposal by which we desire to acquire 100% of the membership interest of PetsUnited. We will issue shares of our preferred stock in exchange for 100% of the membership interest and operational control of PetsUnited, with assets mainly consisting of the Dog's Outfitter and Allpets.com, which are operating divisions of PetsUnited, (collectively referred to as the "Acquirees"). A copy of the letter of intent was attached as an exhibit to the Form 8-K filed on August 26, 2003.

        The Dog's Outfitter operates a distribution center in Hazleton, Pennsylvania that includes a call center, a catalog design department, and a warehouse operation that stocks more than 14,000 SKU's. The Dog's Outfitter operations, which employs approximately 35 individuals, are supported by a sophisticated management information system and a communications platform that integrates order entry, order payment, fulfillment, tracking, and customer care with inventory/mailing list management, accounting and financial reporting, and marketing analysis.

        Allpets.com is a premier online and catalog retailer providing valuable information, education, and pet products to both the consumer and business markets.

        The letter of intent does not constitute a legally binding agreement nor creates any rights or interests in favor of the parties, it being understood that any rights and obligations which the parties may have, to each other, remain to be set forth in the definitive acquisition agreement into which the letter of intent and all prior discussions shall merge.

        The acquisition agreement will provide that the obligations of the respective parties to complete the acquisition would be subject to the following conditions as may reasonably be required by each party:

Conditions Prior to PetsUnited Closing:

  The Board of Directors and Shareholders of DOGN shall have approved the Acquisition.

  There shall have been no material adverse change in the financial condition, earnings or prospects of DOGN.

  The Members shall complete such due diligence as is deemed by the Board of Directors sufficient to complete the acquisition.

Conditions Prior to DOGN Closing:

  The members, if necessary, of PetsUnited shall have approved the Acquisition.

  There shall have been no material adverse change in the financial condition, earnings or prospects of the Acquirees.

  DOGN shall complete such due diligence as is deemed by the Board of Directors sufficient to complete the Acquisition.

  The audited financial statements, prepared according to US GAAP, of PetsUnited from inception shall be delivered and approved by DOGN.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

(10.1)*	Commercial Office Lease, dated July 1, 2003
(10.2)**	Letter of Intent with PetsUnited LLC, dated August 20, 2003
(31.1)	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
(31.2)	Certification of Shaun Herness pursuant to Section 302 of the Sarbanes-Oxley Act
(32.1)	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act
(32.2)	Certification of Shaun Herness pursuant to Section 906 of the Sarbanes-Oxley Act

*     Filed in Form 8-K/A on July 30, 2003

**   Filed in Form 8-K filed on August 26, 2003

(b) Form 8-K

     Form 8-K filed August 26, 2003, Letter of Intent with PetsUnited LLC.

     Form 8-K/A filed July 30, 2003, Office Lease.

     Form 8-K filed July 24, 2003, Office Lease.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL

(Registrant)

By: /S/Rosemary Williams

Rosemary Williams, President

Date: November 20, 2003