Form 10KSB
period 2003-12-31
DOGS INTERNATIONAL
filed 2004-04-26
CIK 1167868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission File Number: 333-84568

DOGS INTERNATIONAL

(Exact name of registrant as specified in our charter)

(Formerly - Juris Travel)

Nevada	90-0006843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

408 S. Daytona
Flagler Beach, Florida	32136
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number: (386) 439-4006

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

The issuer's revenue for its most recent fiscal year ended December 31, 2003. $83,509.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004 was 20,100,000 shares, held by approximately 28 stockholders.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

DOGS INTERNATIONAL

(Formerly - JURIS TRAVEL)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	1-10
Item 2.	Description of Property	10-11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11-12

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	12-15
Item 6.	Managements Discussion and Analysis of Financial Conditions and Result of Operations	15-21
Item 7.	Financial Statements	21
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 8A.	Controls and Procedures	22

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	22-25
Item 10.	Executive Compensation	25
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 12.	Certain Relationships and Related Transactions	27
Item 13.	Exhibits and Reports on Form 8-K	27-28
Item 14.	Principle Accountant Fees and Services	29

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the " Managements Discussion and Analysis of Financial Conditions and Result of Operations " under Item 6.

In this form 10-KSB references to "DOGS", "DOGN", "the Company", "we," "us," and "our" refer to DOGS INTERNATIONAL.

PART I

ITEM 1. BUSINESS

(a) General Business Development

Dogs International originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for the Company would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "DOGS INTERNATIONAL."

The name change was prompted by a change in our business strategy as a result of our completion of an "Intellectual Property Assignment Agreement," (the "IP Agreement"). Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn and Groomingdale's.

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

We are striving to be a preferred provider for out-of-home pet needs. We believe pet owners are passionately committed to their pets and consider them as members of the family. We are currently acquiring the experience and intend to create the infrastructure to serve the needs of this significant group. We are focusing every initiative and investment on meeting the needs of these pet owners, and we are working to align each aspect of our business with the needs, desires, and aspirations of pet owners and other key customer segments as follows:

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

Bed & Biscuit Inns

Services

Bed & Biscuit Inns are to be designed to offer a wide range of services including:

  indoor pet suites for overnight or prolonged boarding;

  24/7 supervision by a professionally trained staff;

  off-leash playgrounds and training facilities;

  pick up and delivery services:

  pet related products and supplies; and

  a bakery/cafe.

In addition, we plan to have Groomingdale's, an onsite pet grooming facility, at each location. Each Groomingdale's location will be operated by experienced and licensed professionals.

Marketing

Bed and Biscuit Inns, will directly market their services towards local markets within a close proximity to each facility in order to attempt to capitalize on the perceived accelerated demand for pet care products and facilities. These marketing efforts will be provided on the Internet, local newspapers, direct mail campaigns and most importantly by word of mouth from satisfied customers.

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

On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale's, which provides full service grooming to guests. Since our incorporation in January 2002, up to the completed acquisition of Bed & Biscuit Inn facility in Flagler Beach, Florida, we have not been engaged in any significant operations nor have we had any significant revenues. A copy of a press release we issued on May 7, 2003, disclosing the completion of the acquisition was filed as an exhibit to the Form 10-QSB/A filed on May 15, 2003.

On August 20, 2003, we executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited"). The letter of intent outlines the proposal by which we intends to acquire 100% of the membership interest of PetsUnited. We will issue shares of our preferred stock in exchange for 100% of the membership interest and operational control of PetsUnited, with assets mainly consisting of The Dog's Outfitter and Allpets.com, which are operating divisions of PetsUnited, (collectively referred to as the "Acquirees"). A copy of the letter of intent was attached as exhibit 10 in a Form 8-K filed on August 26, 2003.

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

Conditions Prior to PetsUnited Closing:

  Our Board of Directors and Shareholders shall have approved the Acquisition.

  There shall have been no material adverse change in the financial condition, earnings or prospects.

  The Members shall complete such due diligence as is deemed by the Board of Directors sufficient to complete the acquisition.

Conditions Prior to DOGN Closing:

  The members, if necessary, of PetsUnited shall have approved the Acquisition.

  There shall have been no material adverse change in the financial condition, earnings or prospects of the Acquirees.

  We shall complete such due diligence as is deemed by our board sufficient to complete the Acquisition.

  The audited financial statements, prepared according to US GAAP, of PetsUnited from inception shall be delivered and approved by us.

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

Travel Related Services

The market for travel related products and services is highly competitive in all of our channels of potential distribution. Our competitors include:

  Internet travel agents such as Travelocity, Expedia and American Express Interactive, Inc.;

  Local, regional, national and international traditional travel agencies;

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

  Operators of travel industry reservation databases; and

  Airlines direct website distribution known as Orbitz.

Many of our current competitors have:

  Longer operating histories;

  Larger customer bases;

  Greater brand recognition;

  Higher amounts of user traffic

  Significantly greater financial, technical, marketing and other resources; and

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

Unlike copyrights or patents, trademark rights can last indefinitely if the owner continues to use the mark to identify its goods or services. The term of a federal trademark registration is 10 years, with 10-year renewal terms. A renewal application for a trademark registration cannot be filed until at least 6 months prior to the expiration of the trademark registration. However, between the fifth and sixth year after the date of the initial registration, we must file an affidavit or declaration setting forth the following information in order to keep the registration alive.

  An affidavit or declaration, which must include a specific list of the goods or services recited in the registration, averring that the we are using the mark on or in connection with the goods or services listed;

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

Employees

We currently have 7 full-time employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

We currently anticipate that our existing capital resources and cash flows from operations will not enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan entails the raising of capital through equity or debt, which plan may change as a result of many factors, including general economic conditions affecting the United States economy which are beyond our control. If we are unable to generate cash from the sale of equity or from debt financing or maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could and most likely would result in dilution to our stockholders.

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

Purchases of pet-related supplies or services may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect companies in pet-related and other service industries more significantly than companies in industries that rely less on discretionary consumer spending. In addition, we are more susceptible to some of these adverse economic effects than are some of our competitors which have greater financial and other resources than we do.

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

ITEM 2. PROPERTIES

On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale's, which provides full service grooming to guests. The Company has a first and second mortgage payable on the Bed & Biscuit Inn facility in Flagler Beach. The principal amounts of the first and second mortgage are $97,678.83 and $78,535.89 respectively. Interest rates on the mortgages are prime plus one (currently 5%) on the first mortgage and 9.54% per annum on the second mortgage, and the notes are due on 2021 and 2032 respectively.

On July 1, 2003, the Company executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1,200. Effective November 1, 2003, the lease was re-negotiated to 600 sq.ft. and monthly payments of $500.(a copy of the lease was filed as an exhibit to a Form 8-K filed July 31, 2003.)

Rosemary Williams, our president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

We have a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to our President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach. During the year ended December 31, 2003, the Company had accrued interest payable of $7,750.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Roxana I. Vargas, our former sole officer and director, and as our majority stockholder approved the following corporate actions:

  On March 17, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Juris Travel to Bed and Biscuit Inns of America, Inc.

  On March 24, 2003, Ms. Vargas approved amending our Articles of Incorporation to change our corporate name from Bed and Biscuit Inns of America, Inc. to DOGS INTERNATIONAL.

Annual Meeting of Stockholders

On May 28, 2003, we held our annual stockholders meeting. At the annual meeting, our stockholders appointed Rosemary Williams and Shaun P. Herness to serve on the board of directors until the next annual meeting of stockholders. Ms. Williams was elected as the our Chief Executive Officer and President and Mr. Herness was elected Secretary and Treasurer.

In addition, our Independent Accountants, Beckstead & Watts, were reaffirmed.

Subsequent Event to the Annual Meeting of Stockholders

On January 21, 2004 Shaun P. Herness resigned from our Board of Director, and Secretary/Treasurer leaving Rosemary Williams and the sole Officer and Director of the Company.

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

Prior to our symbol change to DOGN, and prior to our business change from travel related services to pet services, we traded minimal volumes of common stock at prices ranging from $0.22 to $2.50 per share. However, under the symbol DOGN, and prior to the date of this filing, our common stock has traded at prices ranging from $1.75 to $9.50.

On March 31, 2004, the closing bid and ask prices of shares of our Common Stock were $1.60 and $1.85 respectively. However, we consider our Common Stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the Common Stock.

The following table sets high and low prices for our common stock since the Company started trading on September 20, 2002 as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003(2)		2002 (1)
	High	Low	High	Low
1st Quarter	$2.30	$0.12	N/A	N/A
2nd Quarter	$7.70	$3.73	N/A	N/A
3rd Quarter	$4.28	$2.85	N/A	N/A
4th Quarter	$3.45	$2.38	$0.07	$0.03

  On September 20, 2002, we became eligible to participate in the OTC Bulletin Board. Prices for our common stock are published on the OTC Bulletin under the trading symbol "DOGN".

  On June 9, 2003, we effectuated a 2:1 forward split (for every 1 shares currently owed, each stockholder received 1 shares of common stock as a dividend), thus increasing their common stock issued and outstanding from 10,000,000 shares to 20,000,000.

Forward Split

On June 9, 2003, we effectuated a 2:1 forward split (for every 1 shares currently owed, each stockholder received 1 shares of common stock as a dividend), thus increasing their common stock issued and outstanding from 10,000,000 shares to 20,000,000.

(b) Holders of Common Stock

As of December 31, 2003, we had approximately 26 stockholders of record of the 20,100,000 shares outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain a stock option plan to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants.

Use of Proceeds from Registered Securities

Our Registration Statement on Form SB-2 (File No. 333-84568), related to our initial public offering, was declared effective by the SEC on June 14, 2002. A total of 250,000 shares of Common Stock were registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced in June 2002 and terminated by December 2002. We sold 250,000 shares of common stock, which resulted in $25,000 of proceeds with no commissions paid on funds raised.

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

As of December 31, 2003, all of the net proceeds had been used. As disclosed in the registration, approximately $10,875 was used as general working capital and website development. Following the close of the offering, our management reevaluated the use of proceeds included in the prospectus as a result of the change in business approved by the stockholders of the Company. Based on their evaluation, we redirected certain intended uses of the funds from advertising and used funds as follows: we used $8,125 for legal expense attributed to the acquisition of Bed & Biscuit Inn facility in Flagler Beach, Florida.

Recent Sales of Unregistered Securities

Issuances to Officers and Directors

On March 14, 2003, as consideration for the IP Agreement, we issued Rosemary Williams 100,000 (post split) shares of our common stock. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Date of issuance	Number of Shares
August 18, 2003	100,000 (post split)

We believe that the issuances of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Our then officer and director, because of her position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

  stock-based compensation.

  revenue recognition

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Overview

Dogs International was originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to "DOGS INTERNATIONAL" and changed our ticker symbol to "DOGN." On April 9, 2003, we incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our future pet facility operations will be conducted through.

The name change was prompted by a change in our business strategy as a result of our execution of an "Intellectual Property Assignment Agreement," (the "IP Agreement") on March 14, 2003. Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn and Groomingdale's in exchange for 100,000 (post split) shares of restricted common stock.

We are primarily focused on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn". On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale's, which provides full service grooming to guests. Since our incorporation in January 2002, up to the completed acquisition of Bed & Biscuit Inn facility in Flagler Beach, Florida, we have not been engaged in any significant operations nor have we had any significant revenues.

On August 20, 2003, we executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited"). The letter of intent outlines the proposal by which we will acquire 100% of the membership interest of PetsUnited. The Agreement provides for us to issue shares of our preferred stock in exchange for 100% of the membership interest and operational control of PetsUnited, with assets mainly consisting of The Dog's Outfitter and Allpets.com, which are operating divisions of PetsUnited, (collectively referred to as the "Acquirees").

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

In the event we are successful in completing the Pets United transaction, we will require additional capital over the next 12 months for operational purposes; however at this time it is unknown what amount of capital will be required for the Pets United transaction, if and when we complete the transaction.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our revised plan of operation.

Expected purchase or sale of plant and significant equipment. We do anticipate purchasing or leasing pet care facilities in the next twelve months; however, the purchase is subject to our receipt of sufficient funds from borrowings or stock sales to enable such acquisition or leases. At this point in time we are unable to accurately determine an estimate for the amount of funds needed to accomplish a purchase or lease of a facility. Additionally, the acquisition of Pets United entails the acquisition of 10,000 square feet of leased plant and warehouse facilities along with certain required equipment.

Significant changes in number of employees. The number of employees required to operate our business is currently 7 full-time. As a result of our change in our business plan we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition. We will substantially increase the number of employees should we be successful in the Pets United acquisition.

Results of Operations for the Years Ended December 31, 2003 and 2002 Compared.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenues	$ 83,509	$ 740

Cost of Goods Sold	3,365	638

Operating Expenses	197,633	8,262

Other Expense	12,437	-

Net Loss	$ (129,926)	$ (8,160)

Revenue

	2003	2002	Increase/(decrease) $
For the year ended December 31:
Revenue	$ 83,509	$ 740	$ 82,769

Revenues for the year ended December 31, 2003 were $83,509 compared to revenues of $740 in the year ended December 31, 2002. This resulted in an increase in revenues of $82,769, from the same period one year ago. The increase in revenues was due to the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Cost of goods sold/Gross profit percentage of revenue

			Increase/(decrease)
	2003	2002	$	%
For the year ended December 31:
Cost of goods sold	$ 3,365	$ 638	$ 2,727	427%

Gross profit % of revenue	96%	14%

Cost of goods sold for the year ended December 31, 2003 was $3,365, an increase of $2,727, or 427%, from $638 for the same period ended December 31, 2002. The increase in cost of goods sold was primarily due to the increase in revenues and the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Gross profit as a percentage of revenue increased from 14% for year ended December 31, 2002 to 96% for the year ended December 31, 2003.

Selling, General and Administrative expenses

	2003	2002	Increase/(decrease) $

For the year ended December 31:
Selling, General & Administrative expenses	$ 197,633	$ 8,262	$ 189,371

General and administrative expenses were $197,633 for the year ended December 31, 2003 versus $8,262 for the year ended December 31, 2002, which resulted in an increase of $189,371. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Net Income (Loss)

	2003	2002	Increase/(decrease) $

For the year ended December 31:
Net Income (loss)	$ (129,926)	$ (8,160)	$ (121,766)

The net loss for the year ended December 31, 2003 was $129,926, versus a net loss of $8,160 for the year ended December 31, 2002, a change in net loss of $121,766. The substantial increase in the net loss was primarily due to the substantial increase in Selling, General and Administrative expenses attributed with change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Liquidity and Capital Resources at December 31, 2003.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

December 31, 2003
Total Assets	$496,641

Accumulated Deficit	$(138,086)

Stockholders' Equity (Deficit)	$89,414

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We currently have no agreements which would provide for either loans to us, or the sale of the our securities.

The amount of cash required to operate our business is significantly dependent upon our success in completing the Pets United transaction, in addition to other pet facilities.

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

Material Risks

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

With little to no revenues and during 2003 our board of directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Ms. Williams, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ms. Williams concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION
Rosemary Williams	56	President, CFO, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Rosemary Williams has been the President, CFO, Secretary, Treasurer and Director of Dogs International since May 2003. From June 2000 to May 2003, Ms. Williams owned and operated the Bed & Biscuit Inn facility in Flagler Beach, Florida. From 1997 to June 2000 Ms. Williams was owner and operator of an Art Gallery called Art Soup located in Flagler Beach, Florida.

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

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and two directors operating as the sole management for the Company in 2003. We believe that as a result of the limited interaction which occurs having a sole officer for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are with limited operations and resources.

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

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (Consulting)	Restricted Stock	Options	Others
Rosemary Williams, President, CFO, Secretary, Treasurer and Director (1)	2003 2002	0 0	0 0	0 0	0 0	0 0	0 0
Shaun Herness (2)	2003	0	0	0	0	0	0
	2002	0	0	0	0	0	0
Roxana Vargas (3)	2003	0	0	0	0	0	0
	2002	0	0	00	15,000,000 (4)	0	0

  Rosemary Williams was elected as a Director and appointed as an Officer on May 28, 2003

  Shaun Herness resigned as Secretary/Treasure and Director on January 21, 2004

  Roxana Vargas was not nominated to the Bard of Directors at the May 28, 2003 Annual Meeting of Stockholders.

  The 15,000,000 (post 2:1 forward split) shares of Restricted Common Stock were purchased by Roxana Isabel Vargas, at $0.005 per share.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables present information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 31, 2004 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 20,100,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Roxana Vargas (3)	15,000,000	74.6
1800 N. Green Valley Pkwy #25
Henderson, NV

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

  Figures are rounded to the nearest tenth of a percent.

  At the Annual Meeting of Stockholder on May 28, 2003 Ms. Vargas did not run for re-election as a member of the Company's Board of Directors.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Rosemary Williams, President	100,000	0.49%
Shaun P. Herness(3)	0	0%
All Directors & Officers as a Group	100,000	0.49%%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 408 S. Daytona, Flagler Beach, FL 32136.

  Figures are rounded to the nearest tenth of a percent.

  On January 21, 2004 Mr. Herness resigned as Secretary/Treasurer and a Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective July 1, 2003, we executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1,200.(a copy of the lease was filed as an exhibit to a Form 8-K filed July 31, 2003.)

Rosemary Williams, our president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach. During the year ended December 31, 2003, the Company had accrued interest payable of $7,750.

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

2. Financial Statements:

Balance Sheet                                                                 F-2

Statement of Operation                                                   F-3

Statement of Changes in Stockholders'                            F-4

Statement of Cash Flows                                                F-5

Notes to Consolidated Financial Statements                    F-6 - F-13

2. During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

  Form 8-K filed on March 28, 2003 - Acquisition of intellectual property from Rosemary Williams

  Form 8-K filed on April 9, 2003 - Acquisition Contract to purchase Bed & Biscuit Inn facility in Flagler Beach, Florida.

  Form 8-K filed on May 22, 2003 - Closing on the purchase Bed & Biscuit Inn facility in Flagler Beach, Florida.

  Form 8-K filed on June 16, 2003 - Annual Stockholders Meeting and Forward Split.

  Form 8-K filed on July 24, 2003 - Issuance of 28,334 shares of Series A Convertible Preferred Stock to Rosemary Williams pursuant to the Acquisition Contract to purchase Bed & Biscuit Inn facility in Flagler Beach, Florida.

  f) Form 8-K filed on August 26, 2003 - Letter of Intent to Acquire PetsUnited LLC.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

None

4. Exhibits

Exhibit	Description
2***	Real Estate Acquisition Contract
3 (i).a***	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3 (i) b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc. filed March 17, 2003
3 (i) c*****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International filed March 24, 2003
3(ii)***	Bylaws
4**	A)Articles of Incorporation
B)Bylaws
10.1***	Travel Agency Agreement with Global Travel International
10.2***	Commission Schedule
10.3****	Intellectual Property Assignment Agreement
10.4******	Commercial Office Lease, dated July 1, 2003
10.5*******	Letter of Intent with PetsUnited LLC, dated August 20, 2003
31*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1****	Press Release dated March 28, 2003
99.2**	Press Release dated April 9, 2003
99.3*****	Press Release dated June 3, 2003
99.4********	Press Release dated May 7, 2003
99.5********	Press Release dated May 14, 2003

________________________

* Filed herewith

** Incorporated by reference in Form 8-K filed April 9, 2003

*** Incorporated by reference in Form SB-2 filed March 19, 2002

**** Incorporated by reference in Form 8-K filed March 28, 2003

***** Incorporated by reference in Form 8-K filed June 16, 2003

****** Incorporated by reference in Form 8-K filed July 24, 2003

******* Incorporated by reference in Form 8-K filed August 26, 2003

******** Incorporated by reference in Form 10-QSB filed May 15, 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $14,500 and $3,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Beckstead and Watts LLP for professional services to be rendered for tax fees for fiscal years 2003 and 2002 were $0 and $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Beckstead and Watts LLP for the fiscal years 2003 and 2002 other than the fees described herein and above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL

By:/s/ Rosemary Williams

Rosemary Williams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rosemary Williams	President	April 26, 2004
Rosemary Williams

/s/ Rosemary Williams	Sole Director	April 26, 2004
Rosemary Williams

/s/ Rosemary Williams	Principal Executive Officer	April 26, 2004
Rosemary Williams

/s/ Rosemary Williams	Principal Financial Officer	April 26, 2004
Rosemary Williams

BECKSTEAD AND WATTS, LLP.

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 (Fax)

INDEPENDENT AUDITORS' REPORT

April 22, 2004

Board of Directors

Dogs International

(Formerly Juris Travel)

Flagler Beach, FL

We have audited the Balance Sheet of Dogs International (the "Company"), as of December 31, 2003 and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dogs International as of December 31, 2003, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

Beckstead and Watts, LLP

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED BALANCE SHEET

December 31,
2003
CURRENT ASSETS:
Cash	$ -
TOTAL CURRENT ASSETS	-

OTHER ASSETS:
Fixed Assets, Net	478,372
Goodwill	18,269
TOTAL OTHER ASSETS	496,641

TOTAL ASSETS	$ 496,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash available	$ 721
Accruals	4,632
Short-term loan	6,000
Due from officer - related party	279
TOTAL CURRENT LIABILITIES	11,632

Long Term Liabilities
Installment Loans	13,872
Mortgages Payable	173,973
Mortgages Payable - related party	200,000
Interest Payable - related party	7,750
TOTAL LONG TERM LIABILITIES	395,595

TOTAL LIABILITIES	407,227

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value authorized 20,000,000 shares; 28,334 issued and outstanding at December 31, 2003	28
Common stock, $.001 par value, authorized 100,000,000 shares; 20,100,000 issued and outstanding at December 31, 2003	20,100

Additional paid-in capital	207,372

Accumulated Deficit	(138,086)

TOTAL STOCKHOLDER'S EQUITY	89,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 496,641

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002
Income
Sales	$ 83,509	$ 740
Less: Cost of Good Sold	3,365	638
	80,144	102
Expenses:
Operating, general and administrative expenses	197,633	8,262

Other (Expenses):
Interest income (expense)	(4,687)	-
Interest (expense) - related party	(7,750)	-
Total other (expenses)	(12,437)	-

Net (loss)	$ (129,926)	$ (8,160)

Weighted average number of
common shares outstanding - basic and fully diluted	20,100,000	20,000,000

Net (loss) per share	$ (0.01)	$ 0.00

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000			(7,500)		7,500

Shares issued for cash	5,000,000	5,000			20,000		25,000

Net (loss) for the year ended December 31, 2002						57,864	57,864

Balance, December 31, 2002	20,000,000	20,000	-	-	12,500	57,864	90,364

Recapitalization adjustment						(66,024)	(66,024)

Series A Convertible Preferred Stock issued for Asset Purchase Agreement			28,334	28	169,972		170,000

Shares issued for Intellectual Property	100,000	100			24,900		25,000

Net (loss) for the year ended December 31, 2003						(129,926)	(129,926)

Balance, December 31, 2003	20,100,000	$ 20,100	28,334	$ 28	$ 207,372	$ (138,086)	$ 89,414

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net (loss)	$ (129,926)	$ (8,160)
Adjustments to reconcile Net (Loss)
to net cash (used) by operations:
Depreciation	20,782	-
Accruals	4,632	-
Net cash (used) by Operating Activities	(104,512)	(8,160)

FINANCING ACTIVITIES
Checks issued in excess of cash available	721	-
Short-term loan	6,000	-
Installment Loans Payable	(5,258)	-
Mortgage Loans	70,959	-
Interest Payable - related party	7,750	-
Common Stock	-	32,500
Net cash provided by Financing Activities	80,172	32,500

Net cash increase (decrease) for period	(24,340)	24,340

Cash at beginning of period	24,340	-
Cash at end of period	$ -	$ 24,340
		-
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Note 1 - Significant accounting policies and procedures

Organization

Dogs International (the "Company") was originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, the Company changed its name to "DOGS INTERNATIONAL". On April 9, 2003, the Company incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our future pet facility operations will be conducted through.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003.

Investments

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Software	5 years
Office furniture and fixtures	7 years
Vehicles	5 years
Buildings	39.5 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2003, the Company did not have nonmarketable investments.

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Revenue recognition

Revenue from boarding and care fees are recorded when pets are picked up and an invoice is given to the customer.

The cost of services, consisting of feed and supplies, is expensed as incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were $3,575 and $394 in advertising costs included in general and administrative expenses as of December 31, 2003 and 2002, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. There were no securities considered to be dilutive in the computation of earnings (loss) per share.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of such interpretation does not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. There were no shares issued for compensation during the years ended December 31, 2003 or 2002.

Year-end

The Company has adopted December 31 as its fiscal year end.

Note 2 - Fixed assets

Fixed assets consists of the following:

December 31, 2003
Land	$ 137,000
Vehicles	95,256
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	259,738

511,898
Less accumulated depreciation	(20,782)

Total	$ 478,372

Depreciation expense totaled $20,782 and $-0- for the years ended December 31, 2003 and 2002, respectively.

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Note 3 - Notes payable and long-term debt

The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach. During the year ended December 31, 2003, the Company accrued interest payable of $7,750.

The Company has a first mortgage payable on the Bed & Biscuit Inn facility in Flagler Beach in the amount of $97,818 with an interest rate of prime plus one (currently 5%) per annum with monthly interest only payments.

The Company has a second mortgage payable on the Bed & Biscuit Inn facility in Flagler Beach in the amount of $79,304 with an interest rate of approximately 9.5% per annum with monthly payment of principal and interest totaling $669.

The Company recorded interest expense of $12,437 and $-0- during the years ended December 31, 2003 and 2002, respectively.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has generated limited revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its travel related products and building/acquiring a chain of upscale pet care facilities, incurring costs and expenses. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

Note 5 - Income taxes

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

Notes to Financial Statments

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%
Total	-%

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $138,086. The related deferred asset has been fully reserved.

Note 6 - Stockholder's equity

On June 9, 2003, the Company effectuated a 2:1 forward split (for every 1 shares currently owed, each stockholder received 1 shares of common stock as a dividend), thus increasing their common stock issued and outstanding from 10,000,000 shares to 20,000,000.

On July 22, 2003, the Company, pursuant to an Asset Purchase Agreement, issued 28,334 shares of its $0.001 par value Series A Convertible Preferred Stock, at $6.00 per share or $170,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transaction by an issuer not involving any public offering.

On August 18, 2003, the Company, pursuant to the terms of the Intellectual Property Agreement, date March 14, 2003, issued 100,000 (post-split) shares of its $0.001 par value at $0.25 per share or $25,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transaction by an issuer not involving any public offering".

Note 7 - Material Contracts

On August 20, 2003, the Company executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited"). The letter of intent outlines the proposal by which we desire to acquire 100% of the membership interest of PetsUnited in exchange for our preferred stock with assets mainly consisting of the Dog's Outfitter and Allpets.com, which are operating divisions of PetsUnited, (collectively referred to as the "Acquirees").

Dogs International

(Formerly Juris Travel)

Notes to Financial Statments

Note 8 - Related Party Transactions

The Company owed $207,750 in mortgage and interest payable as of December 31, 2003.

On July 1, 2003, the Company executed a one year lease for new office space located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1,200. Effective November 1, 2003, the lease was re-negotiated to 600 sq.ft. and monthly payments of $500.

The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach. During the year ended December 31, 2003, the Company had accrued interest payable of $7,750.