Form 10QSB
period 2004-03-31
DOGS INTERNATIONAL
filed 2004-05-25
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 333-84568

DOGS INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

Nevada	90-0006843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

408 S. Daytona
Flagler Beach, Florida	32136
(Address of Principal Executive Offices)	(Zip Code)

(386) 439-4006

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 20,100,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31, 2004 (unaudited)	December 31, 2004 (audited)
CURRENT ASSETS:
Cash	$ -	$ -
TOTAL CURRENT ASSETS	-	-

OTHER ASSETS:
Fixed Assets, Net	483,079	491,116
Goodwill	18,269	18,269
TOTAL OTHER ASSETS	501,348	496,641

TOTAL ASSETS	$ 501,348	$ 509,385

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash available	$ 4,298	$ 424
Accruals	1,752	4,633
Short-term loan	6,279	6,279
TOTAL CURRENT LIABILITIES	12,329	11,336

Long Term Liabilities
Installment Loans	12,723	13,872
Mortgages Payable	169,349	173,973
Mortgages Payable - related party	200,000	200,000
Interest Payable - related party	10,750	7,750
TOTAL LONG TERM LIABILITIES	392,822	395,595

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value authorized 20,000,000 shares; 28,334 issued and outstanding at March 31, 2004 and December 31, 2003	28	28
Common stock, $.001 par value, authorized 100,000,000 shares; 20,100,000 issued and outstanding at March 31, 2004 and December 31, 2003	20,100	20,100

Additional paid-in capital	207,372	207,372

Deficit accumulated during development stage	(131,303)	(125,046)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	96,197	102,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 501,348	$ 509,385

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	January 23, 2002 (inception) to March 31, 2004

Income
Sales	$ 34,912	$ -	$ 119,908
Less: Cost of Good Sold	2,339	-	7,087
	32,573	-	112,821
Expenses:
Depreciation	8,037	-	28,819
Operating, general and administrative expenses	27,794	27,000	204,555
	35,831	27,000	233,374

Other (Expenses):
Interest (expense)	-	-	-
Interest (expense) - related party	3,000	-	10,750
Total other (expenses)	3,000	-	10,750

Net (loss)	$ (6,257)	$ (27,000)	$ (131,303)

Weighted average number of
common shares outstanding	20,100,000	9,032,951

Net (loss) per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	January 23, 2002 (inception) to March 31, 2004
OPERATING ACTIVITIES
Net (loss)	$ (6,257)	$ (27,000)	$ (131,303)
Subscription Payable	-	25,000	-
Adjustments to reconcile Net (Loss)
to net cash (used) by operations:
Depreciation	8,037	-	28,819
Interest Payable - related party	3,000	-	10,750
Accruals	(2,881)	-	1,751
Net cash (used) by Operating Activities	1,899	(2,000)	(89,983)

INVESTING ACTIVITIES
Assets Acquired	-	-	(511,898)
Goodwill Purchased	-	-	(18,269)
Net cash (used) by Investing Activities	-	-	(530,167)

FINANCING ACTIVITIES
Check issued in excess of cash available	4,298	-	4,298
Short-term loan	-	-	6,279
Installment Loans Payable	(1,149)	-	12,724
Mortgages Payable	(4,624)	-	169,349
Mortgages Payable - related party	-	-	200,000
Common Stock	-	-	20,100
Preferred Stock	-	-	28
Additional Paid In Capital	-	-	207,372
Net cash provided by Financing Activities	(1,475)	-

Net cash increase (decrease) for period	424	(2,000)	-

Cash at beginning of period	(424)	24,340	-
Cash at end of period	$ -	$ 22,340	$ -

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

Notes to Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements include the accounts of Dogs International (the "Company") consolidated with its subsidiary Bed and Biscuit Inns of America, Inc. a Nevada corporation, and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

Note 3- Fixed assets

Fixed assets consists of the following:

March 31, 2004
Land	$ 137,000
Vehicles	95,256
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	259,738
511,898
Less accumulated depreciation	(28,819)
Total	$ 483,079

Depreciation expense totaled $28,819 and $-0- for the period ended March 31, 2004 and 2003, respectively.

Note 4 - Long Term Liabilities

The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn facility in Flagler Beach. During the three months ended March 31, 2004, the Company had accrued interest payable of $10,750.

The Company has a first and second mortgage payable on the Bed & Biscuit Inn facility in Flagler Beach in the amount of $169,349.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Overview

Dogs International was originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to "DOGS INTERNATIONAL". On April 9, 2003, we incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our future pet facility operations will be conducted through.

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

The letter of intent does not constitute a legally binding agreement nor does it create any rights or interests in favor of the parties, it being understood that any rights and obligations which the parties may have, to each other, remain to be set forth in a definitive acquisition agreement into which the letter of intent and all prior discussions shall merge.

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

Expected purchase or sale of plant and significant equipment. We do anticipate purchasing or leasing pet care facilities in the next twelve months; however, the purchase is subject to our receipt of sufficient funds from borrowings or equity financing to enable such acquisition or leases. At this point in time we are unable to accurately determine an estimate for the amount of funds needed to accomplish a purchase or lease of a facility. Additionally, the acquisition of Pets United entails the acquisition of 10,000 square feet of leased plant and warehouse facilities along with certain required equipment.

Significant changes in number of employees. The number of employees required to operate our business is currently 7 full-time persons. As a result of our business plan we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition. We will substantially increase the number of employees should we be successful in the Pets United acquisition.

Results of Operations for the Three Months Ended March 31, 2004 and 2003 Compared.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues	$ 34,912	$ -

Cost of Goods Sold	2,339	-

Operating Expenses	35,831	27,000

Other Expense	3,000	-

Net Loss	$ (6,257)	$ (27,000)

Revenue

			Increase/(decrease)
	2004	2003	$
For the three months ended March 31:
Revenue	$ 34,912	$ -	$ 34,912

Revenues for the three months ended March 31, 2004 were $34,912 compared to revenues of $0 in the three months ended March 31, 2003. This resulted in an increase in revenues of $34,912, from the same period one year ago. The increase in revenues was due to the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Cost of goods sold

			Increase/(decrease)
	2004	2003	$
For the three months ended March 31:
Cost of goods sold	$ 2,339	$ -	$ 2,339

Cost of goods sold for the three months ended March 31, 2004 was $2,339, an increase of $2,330 from $0 for the same period ended March 31, 2003. The increase in cost of goods sold was primarily due to the increase in revenues and the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

General and Administrative expenses

			Increase/(decrease)
	2004	2003	$
For the three months ended March 31:
General & Administrative expenses	$ 35,831	$ 27,000	$ 8,831

General and administrative expenses were $35,831 for the three months ended March 31, 2004 versus $27,000 for the three months ended March 31, 2003, which resulted in an increase of $8,831. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Net Income (Loss)

			Increase/(decrease)
	2004	2003	$
For the three months ended March 31:
Net Income (loss)	$ (6,257)	$ (27,000)	$ (20,743)

The net loss for the three months ended March 31, 2004 was $6,257, versus a net loss of $27,000 for the three months ended March 31, 2003, a change in net loss of $20,743. The substantial decrease in the net loss was primarily due to the substantial increase in sales attributed with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn facility in Flagler Beach, Florida.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit and stockholders' equity for the three months ended March 31, 2004.

March 31, 2004

Total Assets	$501,348

Accumulated Deficit	$(131,303)

Stockholders' Equity (Deficit)	$96,197

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from a SB-2 offering that were used to help offset our near term cash requirements. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We currently have no agreements which would provide for either loans to us, or the sale of our securities.

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We are uncertain we will be able to obtain additional capital necessary to continue our business.

We have incurred an accumulated deficit for the year ended December 31, 2003 of $(125,046), and for the period ended March 31, 2004 of $(131,303). As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

We will depend almost exclusively on outside capital to pay for the deficit in our working capital. Such outside capital may include the sale of additional stock, loans from our officers and directors, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

As a result of our deficiency in working capital at March 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares..

Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

Item 3. Controls and Procedures

During the period covered by this quarterly report, our sole officer & director had responsibility for our internal controls and procedures over our financial reporting.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Rosemary Williams, our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ms. Williams concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On January 21, 2004, Shaun P. Herness resigned from our Board of Directors, and Secretary/Treasurer leaving Rosemary Williams as the sole Officer and Director of the Company.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

31	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL

(Registrant)

By:/s/ Rosemary Williams

      Rosemary Williams

     Chief Financial Officer

    (On behalf of the registrant and as

    principal accounting officer)

Date: May 24, 2004