Form 10QSB
period 2004-06-30
DOGS INTERNATIONAL
filed 2004-09-09
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 20,100,000 shares.

        Transitional Small Business Disclosure Format (check one):

Yes ___    No X

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2004 (unaudited)	December 31, 2004 (audited)
CURRENT ASSETS:
Cash	$ 99,085	$ -
TOTAL CURRENT ASSETS	99,085	-

OTHER ASSETS:
Fixed Assets, Net	475,041	491,116
Goodwill	-	18,269
TOTAL OTHER ASSETS	475,041	496,641

TOTAL ASSETS	$ 592,395	$ 509,385

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash available	$ -	$ 424
Accruals	4,807	4,633
Short-term loan	6,279	6,279
TOTAL CURRENT LIABILITIES	11,086	11,336

Long Term Liabilities
Installment Loans	9,842	13,872
Mortgages Payable	175,943	173,973
Mortgages Payable - related party	200,000	200,000
Interest Payable - related party	13,750	7,750
TOTAL LONG TERM LIABILITIES	399,534	395,595

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value authorized 20,000,000 shares; 28,334 issued and outstanding at June 30, 2004 and December 31, 2003	28	28
Common stock, $.001 par value, authorized 100,000,000 shares; 20,100,000 issued and outstanding at June 30, 2004 and December 31, 2003	20,100	20,100
Stock subscription payable	130,966	-
Additional paid-in capital	207,372	207,372

Deficit accumulated during development stage	(176,691)	(125,046)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	181,775	102,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 592,395	$ 509,385

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue	$ 24,895	$ 10,134	$ 59,807	$ 10,134
Cost of sales	1,062	-	3,401	-

Gross profit	23,832	10,134	56,405	10,134

Expenses:
General and administrative expenses	38,157	41,005	65,949	68,005
General and administrative expenses - related party	3,000	-	3,000	-
Depreciation	8,038	4,706	16,075	4,706
Consulting fees	4,950	-	4,950	-
Consulting fees - related party	2,400	-	2,400	-
Interest	9,677	-	9,677	-
Interest - related party	3,000	-	6,000	-
Total expenses	69,222	45,711	108,051	72,711

Net (loss)	$ (45,389)	$ (35,577)	$ (51,646)	$ (62,577)

Weighted average number of
common shares outstanding - basic and fully diluted	20,100,000	20,000,000	20,100,000	20,000,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities
Net (loss)	$ (51,646)	$ (62,577)
Depreciation	16,075	4,706
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Decrease) in cash overdraft	(721)	-
Increase in interest payable - related party	6,000	-
Increase in accounts payable	-	8,318
Increase in accrued liabilities	175	3,812
Net cash (used) by operating activities	(30,116)	(45,740)

Cash flows from investing activities
Assets acquired	-	(511,344)
Goodwill purchased	-	(18,269)
Loans receivable	-	(28,935)
Net cash (used) by investing activities	-	(558,548)

Cash flows from financing activities
Installment loans payable	(586)	16,390
Mortgages payable	(1,179)	177,048
Mortgages payable - related party	-	200,000
Common stock	-	10,000
Subscriptions payable	130,966	195,000
Additional paid in capital	-	(10,000)
Net cash provided by financing activities	129,201	588,438

Net increase (decrease) in cash	99,085	(15,850)
Cash - beginning	-	24,340
Cash - ending	$ 99,085	$ 8,490

Supplemental disclosures:
Interest paid	$ 9,677	$ -
Income taxes paid	$ -	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements at June 30, 2004 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues from operations. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of June 30, 2004, management had determined impairment did not exist.

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

Notes to Financial Statements

Note 4 - Fixed assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company's fixed assets consist of the following:

June 30, 2004
Land	$ 137,000
Vehicles	95,256
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	259,738

Total fixed assets	511,898
Less accumulated depreciation	(36,857)

Total	$ 475,041

The Company recorded depreciation expense of $16,075 during the six months ended June 30, 2004

Note 5 - Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit InnTM facility in Flagler Beach. During the six months ended June 30, 2004, the Company had accrued interest payable of $13,750.

The Company has a first mortgage payable on the Bed & Biscuit InnTM facility in Flagler Beach in the amount of $97,699 with an interest rate of prime plus one percent (currently 5.5%) per annum and monthly interest only payments.

The Company has a second mortgage payable on the Bed & Biscuit InnTM facility in Flagler Beach in the amount of $78,244 with a stated interest rate of 9.5% per annum with monthly principal and interest payments in the amount of $669.

The Company expensed $9,677 in interest during the six months ended June 30, 2004.

Note 6 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

Notes to Financial Statements

On April 23, 2004, the Company received $130,966 in cash from an officer and shareholder, for the purchase of 52,386 shares of the Company's $0.001 par value common stock, at a price of $2.50 per share. As of June 30, 2004, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966.

There were no other equity transactions during the six months ended June 30, 2004.

Note 7 - Related party transactions

The Company leases six hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the six months ending June 30, 2004, the Company accrued rent expense to a relayed party in the amount of $3,000.

As of June 30, 2004, the Company paid consulting fees to an officer of the Company in the amount of $2,400.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  adverse weather conditions impacting our Florida operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Business Risks" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

  revenue recognition

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

Overview

        Dogs International was originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to "DOGS INTERNATIONAL". On April 9, 2003, we incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our pet facility operations are conducted through.

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

        On August 20, 2003, we executed a letter of intent with PetsUnited LLC, a Limited Liability Company formed under the laws of the State of Pennsylvania ("PetsUnited"). The letter of intent outlined the proposal by which we would acquire 100% of the membership interest of PetsUnited. The acquisition was subject to finalization of a definitive agreement, due diligence review, and other customary conditions. After completing its due diligence, our management determined that the acquisition did not fit within the financial parameters required to increase stockholder value.

        We are currently reviewing other potential merger and acquisition candidates that will improve our ability to diversify. We are seeking potential candidates in the alternative fuel industry.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and June 30, 2003.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues	$ 24,895	$ 10,134	$ 59,807	$ 10,134

Cost of Goods Sold	1,062	-	3,401	-

Operating Expenses	56,489	45,711	92,374	72,711

Other Expense	12,677	-	15,677	-

Net Loss	$ (45,333)	$ (35,577)	$ (51,646)	$ (62,577)

Revenues
			Increase/(decrease)
	2004	2003	$
For the three months ended June 30:
Revenue	$ 24,895	$ 10,134	$ 14,761

        Revenues for the three months ended June 30, 2004 were $24,895 compared to revenues of $10,134 in the three months ended June 30, 2003. This resulted in an increase in revenues of $14,761, from the same period one year ago. The increase in revenues was due to the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the six months ended June 30:
Revenue	$ 59,807	$ 10,134	$ 49,673

        Revenues for the six months ended June 30, 2004 were $59,807 compared to revenues of $10,134 in the six months ended June 30, 2003. This resulted in an increase in revenues of $49,673, from the same period one year ago. The increase in revenues was due to the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

Cost of goods sold

			Increase/(decrease)
	2004	2003	$
For the three months ended June 30:
Cost of goods sold	$ 1,062	$ -	$ 1,062

        Cost of goods sold for the three months ended June 30, 2004 was $1,062, an increase of $1,062 from $0 for the same period ended June 30, 2003. The increase in cost of goods sold was primarily due to the increase in revenues and the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the six months ended June 30:
Cost of goods sold	$ 3,401	$ -	$ 3,401

        Cost of goods sold for the six months ended June 30, 2004 was $3,401, an increase of $3,401 from $0 for the same period ended June 30, 2003. The increase in cost of goods sold was primarily due to the increase in revenues and the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM  facility in Flagler Beach, Florida.

General and Administrative expenses

			Increase/(decrease)
	2004	2003	$
For the three months ended June 30:
General & Administrative expenses	$ 56,489	$ 45,711	$ 10,778

        General and administrative expenses were $56,489 for the three months ended June 30, 2004 versus $45,711 for the three months ended June 30, 2003, which resulted in an increase of $10,778. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the six months ended June 30:
General & Administrative expenses	$ 92,374	$ 15,677	$ 76,697

        General and administrative expenses were $92,374 for the six months ended June 30, 2004 versus $15,677 for the six months ended June 30, 2003, which resulted in an increase of $76,697. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

Net Income (Loss)

			Increase/(decrease)
	2004	2003	$
For the three months ended June 30:
Net Income (loss)	$ (45,333)	$ (35,577)	$ (9,756)

        The net loss for the three months ended June 30, 2004 was $(45,333), versus a net loss of $(35,577) for the three months ended June 30, 2003, a change in net loss of $(9,756). The substantial decrease in the net loss was primarily due to the substantial increase in sales attributed with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the three months ended June 30:
Net Income (loss)	$ (51,646)	$ (62,577)	$ (10,931)

        The net loss for the six months ended June 30, 2004 was $(51,646), versus a net loss of $(62,577) for the six months ended June 30, 2003, a change in net loss of $(10,931). The substantial decrease in the net loss was primarily due to the substantial increase in sales attributed with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit InnTM facility in Flagler Beach, Florida.

Liquidity and Capital Resources at June 30, 2004 Compared with December 31, 2003.

        The following table summarizes total assets, accumulated deficit and stockholders' equity.

	June 30, 2004	December 31, 2003

Total Assets	$ 592,395	$ 496,641

Accumulated Deficit	$ (176,691)	$ (138,086)

Stockholders' Equity (Deficit)	$ 181,775	$ 89,414

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from an offering of our common stock that were used to help offset our near term cash requirements. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are uncertain we will be able to obtain additional capital necessary to continue our business.

        We have incurred an accumulated deficit for the year ended December 31, 2003 of $(125,046), and for the period ended June 30, 2004 of $(176,691). As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

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

Our sole revenue generating property is located in Florida and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as a hurricane.

        Our sole revenue producing asset, the Bed and Biscuit Inn, is located in Flagler Beach, Florida. This concentration in Florida makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in Florida. Natural disasters in Florida, such as hurricanes and/or tropical storms, would disproportionately affect our business operations. It is also possible that because of our Florida concentration, a change in Florida laws applicable to the pet boarding industry or a change in zoning laws 1 may have a greater impact on us than a change in comparable laws in another geographical area. Adverse developments in Florida could harm our revenue or increase our operating expenses.

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

Item 3. Controls and Procedures

        During the period covered by this quarterly report, our sole officer and director had responsibility for our internal controls and procedures over our financial reporting.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

        On April 23, 2004, we sold 52,386 shares of our common stock to an officer and shareholder for a total price of $130,966, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of there investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares. As of the date of this filing the shares have not been issued.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        During June 2004, we terminated our agreement with PetsUnited entered into on August 20, 2003. After completing its due diligence, our management determined that the acquisition did not fit within the financial parameters required to increase stockholder value.

Subsequent Event

        On July 16, 2004, we issued a press release announcing that we are seeking potential merger and acquisition candidates in the alternative fuel industry. We continue to review companies that will improve our ability to diversify our operations. We anticipate adding additional members to our management team as a result of our new operations, when established. A copy of the press release is attached hereto as an exhibit.

        On August 27, 2004, the NASD appended our OTC:BB trading symbol with an "E" as a result of the delinquency in filing of our 2nd quarter report on Form 10-QSB. We will be ineligible for quotation and removal from the OTC:BB in 30 calendar days if the NASD does not receive information indicating that we are current in our public reporting obligations pursuant to Rule 6530.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

31	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act
99	Press Release dated July 16, 2004 - DOGN Enters Alternative Fuel Vehicles Industry

(b) Form 8-K

Form 8-K filed on June 23, 2004, Press Release dated June 18, 2004 - Terminating All Negotiations with PetsUnited.

Form 8-K filed on August 31, 2004, NASD appended our OTC:BB trading symbol with an "E" as a result of the delinquency in filing of our 2nd quarter report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGS INTERNATIONAL

(Registrant)

By:/S/Rosemary Williams

     Rosemary Williams

     Chief Financial Officer

     (On behalf of the registrant and as

      principal accounting officer)

Date: September 8, 2004