Form 10QSB
period 2004-09-30
DOGS INTERNATIONAL
filed 2004-12-23
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes    X       No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 20,100,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes            No    X

ITEM 1. FINANCIAL STATEMENTS

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash	$ 43,614	$ -
Total current assets	43,614	-

Fixed assets, net	473,063	491,116
Total fixed assets	473,063	491,116

Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269
Total assets	$ 534,946	$ 509,385

Liabilities and Stockholders' Equity

Current liabilities:
Bank Overdraft	$ -	$ 424
Accrued expenses	7,199	4,633
Accrued expenses - related party	4,500	-
Notes payable	6,000	6,279
Total current liabilities	17,699	11,336

Long term liabilities:
Installment loans	10,665	13,872
Mortgage payable	175,177	173,973
Mortgage payable - related party	200,000	200,000
Interest payable - related party	16,750	7,750
Total long term liabilities	402,593	395,595

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,100,000 shares issued and outstanding	20,100	20,100
Stock subscription payable	130,965	-
Additional paid-in capital	207,372	207,372
Accumulated (deficit)	(243,811)	(125,046)
	114,655	102,454

	$ 534,946	$ 509,385

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$ 26,391	$ 36,866	$ 86,198	$ 47,000
Cost of sales	19,858	-	23,259	-

Gross profit	6,534	36,866	62,939	47,000

Expenses:
General and administrative expenses	44,678	85,181	110,627	157,892
General and administrative expenses - related party	1,500	-	4,500	-
Depreciation	5,777	-	21,852	-
Consulting fees	1,050	-	6,000	-
Consulting fees - related party	-	-	2,400	-
Interest	4,608	4,687	14,285	4,687
Interest - related party	3,000	4,750	9,000	4,750
Total expenses	60,613	94,618	168,664	167,329

Net (loss)	$ (54,079)	$ (57,752)	$ (105,725)	$ (120,329)

Weighted average number of common shares outstanding - basic and fully diluted	20,100,000	20,100,000	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities
Net (loss)	$ (105,725)	$ (120,329)
Depreciation	21,852	12,744
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Decrease) in cash overdraft	(721)	-
Increase in accounts payable	-	9,300
Increase in accrued liabilities	7,067	11,098
Net cash (used) by operating activities	(77,527)	(87,187)

Cash flows from investing activities
Assets acquired	-	(511,344)
Goodwill purchased	-	(18,269)
Net cash (used) by investing activities	-	(529,887)

Cash flows from financing activities
Due from officer - related party	(279)	3,345
Installment loans payable	(3,207)	15,013
Mortgages payable	(3,036)	177,122
Mortgages payable - related party	-	200,000
Interest Payable - related party	9,000	4,750
Prior period depreciation adjustment	(12,583)	-
Common stock	-	10,100
Preferred Stock	-	28
Subscriptions payable	130,965	-
Additional paid in capital	-	184,872
Net cash provided by financing activities	121,140	595,230

Net increase (decrease) in cash	43,614	(21,844)
Cash - beginning	-	24,340
Cash - ending	$ 43,614	$ 2,496

Supplemental disclosures:
Interest paid	$ 14,285	$ -
Income taxes paid	$ -	$ -

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

Note 2 - Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For us to continue as a going concern we must seek additional sources of capital, and we must attain future profitable operations. We are currently initiating our business plan and are in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 3 - Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of September 30, 2004, management had determined impairment did not exist.

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

Notes to Financial Statements

Note 4 - Fixed assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company's fixed assets consist of the following:

September 30, 2004
Land	$ 137,000
Vehicles	95,256
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	259,738

Total fixed assets	511,898
Less accumulated depreciation	(38,835)

Total	$ 473,063

The Company recorded depreciation expense of $21,852 during the nine months ended September 30, 2004

Note 5 - Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the nine months ended September 30, 2004, the Company had accrued interest payable of $16,750.

The Company has a first mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $96,740 with an interest rate of prime plus one (currently 5.5%) per annum and monthly interest only payments.

The Company has a second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $78,244 with a stated interest rate of 9.5% per annum with monthly principal and interest payments in the amount of $669.

The Company expensed $14,285 in interest during the nine months ended September 30, 2004.

Note 6 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

DOGS INTERNATIONAL AND SUBSIDIARY

(a Nevada Corporation)

Notes to Financial Statements

On April 23, 2004, the Company received $130,965 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company's $0.001 par value common stock, at a price of $2.50 per share. As of September 30, 2004, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,965.

There were no other equity transactions during the nine months ended September 30, 2004.

Note 7 - Related party transactions

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the nine months ending September 30, 2004, the Company accrued rent expense to a relayed party in the amount of $4,500.

As of September 30, 2004, the Company paid consulting fees to an officer of the Company in the amount of $2,400.

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

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in our Florida facility.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Results of Operations" in this document and "Business Risks" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  revenue recognition

  Revenue Recognition

  For revenue from boarding and care fees, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has occurred; (3) the boarding and care fees are fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

  On July 16, 2004, we issued a press release announcing that we are seeking potential merger and acquisition candidates in the alternative fuel industry. We continue to review companies that will improve our ability to diversify our operations. We anticipate adding additional members to our management team as a result of our new operations, when established. A copy of the press release was attached as an exhibit 99 to the Form 10-QSB filed on September 9, 2004.

  Results of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues	$ 26,391	$ 36,866	$ 86,198	$ 47,000

Cost of Sales	19,858	-	23,259	-

Operating Expenses	53,005	85,181	145,379	157,892

Other Expense	7,608	9,437	23,285	9,437

Net Loss	$ (54,079)	$ (57,752)	$ (105,725)	$ (120,329)

  Revenues
			Increase/(decrease)
	2004	2003	$
For the three months ended September 30:
Revenue	$ 26,391	$ 36,866	$ (10,475)

  Revenues for the three months ended September 30, 2004 were $26,391 compared to revenues of $36,866 in the three months ended September 30, 2003. This resulted in a decrease in revenues of $10,475, from the same period one year ago. The decrease in revenues was due to closure of the Bed & Biscuit Inn™ facility in Flagler Beach, Florida for a several weeks for minor remodeling of the facility.

			Increase/(decrease)
	2004	2003	$
For the nine months ended September 30:
Revenue	$ 86,198	$ 47,000	$ 39,198

  Revenues for the nine months ended September 30, 2004 were $86,198 compared to revenues of $47,000 in the nine months ended September 30, 2003. This resulted in an increase in revenues of $39,198, from the same period one year ago. The increase in revenues was due to the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida.

  General and Administrative expenses

			Increase/(decrease)
	2004	2003	$
For the three months ended September 30:
General & Administrative expenses	$ 53,005	$ 85,181	$ (32,176)

  General and administrative expenses were $53,005 for the three months ended September 30, 2004 versus $85,181 for the three months ended September 30, 2003, which resulted in a decrease of $32,176. The decrease in general and administrative expenses was primarily due to the decrease in operational and administrative expenses with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the nine months ended September 30:
General & Administrative expenses	$ 145,379	$ 157,892	$ (12,513)

  General and administrative expenses were $145,379 for the nine months ended September 30, 2004 versus $157,892 for the nine months ended September 30, 2003, which resulted in a decrease of $12,513. The decrease in general and administrative expenses was primarily due to the decrease in operational and administrative expenses with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida.

  Net Loss

			Increase/(decrease)
	2004	2003	$
For the three months ended September 30:
Net loss	$ (54,079)	$ (57,752)	$ (3,673)

  The net loss for the three months ended September 30, 2004 was $54,079, versus a net loss of $57,752 for the three months ended September 30, 2003, a change in net loss of $3,673. The decrease in the net loss was primarily due to the increase in sales attributed with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida.

			Increase/(decrease)
	2004	2003	$
For the nine months ended September 30:
Net loss	$ (105,725)	$ (120,329)	$ (14,604)

  The net loss for the nine months ended September 30, 2004 was $105,725, versus a net loss of $120,329 for the nine months ended September 30, 2003, a change in net loss of $14,604. The decrease in the net loss was primarily due to the increase in sales attributed with the change in our business plan from a travel company to the completed acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida.

  Liquidity and Capital Resources at September 30, 2004 Compared with December 31, 2003.

  The following table summarizes total assets, accumulated deficit and stockholders' equity.

	September 30, 2004	December 31, 2003

Total Assets	$ 534,946	$ 509,385

Accumulated Deficit	$ (243,811)	$ (125,046)

Stockholders' Equity	$ 114,655	$ 102,454

  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from a extraordinary stock purchase by our President. Since inception, we have financed our cash flow requirements through issuances of common stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant sales revenues.

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

  We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

  Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Subsequent Event

  AFV Research, Inc.

  On October 8, 2004, we issued a press release announcing the incorporation of a new wholly-owned subsidiary under the name AFV Research, Inc. ("AFV") AFV's primary focus will be in the alternative fuel industry. A Copy of the press release, Articles of Incorporation and Bylaws of AFV are attached as exhibit 99, exhibit 3i and exhibit 3ii, respectively.

  We plan to locate and negotiate with a business entity for the merger of a target business into AFV. No assurances can be given that we will be successful in locating or negotiating with any target business.

  Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

  Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues, however AFV plans to initially focus on the alternative fuel industry.. It is not possible at this time to predict with which company, if any, AFV will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

  AFV may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. AFV may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

  Our management, in all likelihood will not be experienced in matters relating to the business of a target business and will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

  The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;

  working capital and other financial requirements; history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research, development, or exploration;

  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services, or trades; name identification; and

  other relevant factors.

  Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

  Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

  A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

  In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

  It is anticipated that any securities issued in any such acquisition/merger would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

  While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

  With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders swill in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

  No assurances can be given that AFV will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

  As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.

  We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

  As of the date of this filing AFV has not commenced any operational activities.

  On November 22, 2004, we filed a Form 8-K disclosing the resignation of Beckstead and Watts, LLP as our Independent Accountant effective November 18, 2004.

  We have appointed Shelley International CPA, as our independent accountants for the year ending December 31, 2004.

  On November 23, 2004, the NASD appended our OTC:BB trading symbol with an "E" as a result of the delinquency in the filing of this quarterly report on Form 10-QSB.

  During the next 12 months we plan to re-assess our business plan, and alternatively seek out other business opportunities. As a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities.

  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

  We are uncertain as to our ability to obtain additional capital necessary to continue our business.

  We have incurred an accumulated deficit for the year ended December 31, 2003 of $125,046, and for the period ended September 30, 2004 of $243,811. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

  Our common shares are currently quoted for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

  Future acquisitions may strain our business and resources and may result in dilution to our stockholders.

  While we are not currently a party to any agreements or commitments and have no understandings with respect to any acquisitions, we may find it necessary to acquire additional businesses, to remain competitive. In the event that we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of any such acquisition successfully, finance such acquisition or integrate such acquired business, products or technologies into our existing business and operations. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, could cause significant diversions of management time and resources. Any potential acquisition, whether or not consummated, could seriously harm our business, operating results and financial condition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our stockholders could suffer significant dilution of their interests in us. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to impair significant amounts of goodwill and other intangible assets in connection with future acquisitions, which may seriously harm our operating results.

  Going Concern

  The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

  Item 3. Controls and Procedures

  We maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our executive management evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our executive management concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

  PART II--OTHER INFORMATION

  Item 1. Legal Proceedings

  None.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  None.

  Item 3. Defaults by the Company upon its Senior Securities

  None.

  Item 4. Submission of Matters to a Vote of Security Holders

  None.

  Item 5. Other Information

  None.

  Item 6. Exhibits

  Exhibits
3i	Articles of Incorporation for AFV Research, Inc.
3ii	Bylaws of AFV Research, Inc.
31	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act
99	Press Release dated October 8, 2004 - Incorporation of wholly-owned subsidiary AFV Research, Inc.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DOGS INTERNATIONAL

  (Registrant)

  By: /s/ Rosemary Williams

  Rosemary Williams

  Chief Financial Officer

  (On behalf of the registrant and as

  principal accounting officer)

  Date: December 22, 2004