Form 10KSB/A
period 2003-12-31
DOGS INTERNATIONAL
filed 2005-01-28
CIK 1167868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission File Number: 333-84568

DOGS INTERNATIONAL

(Exact name of registrant as specified in its charter)

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

*We are filing this Amendment No. 1 to Form 10-KSB to amend our Annual Report on Form 10-KSB for the period ended December 31, 2003 (the "Original Filing") filed on April 26, 2004, with the Securities and Exchange Commission in order to revise Item 8A. Controls and Procedures to disclose the conclusions of Rosemary Williams, our President and Chief Accounting Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Further, we have replaced the Section 302 certification of Ms. Williams to include a new Exhibit 31.

In conformity with SEC Release 34-47986, we have removed all language from Ms. Williams' certification pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to Item 8A and Exhibit 31 set forth in this Amendment No. 1.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

We maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Rosemary Williams, our Chief Executive and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Ms. Williams concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

  f) Form 8-K filed on August 26, 2003 - Letter of Intent to Acquire PetsUnited LLC.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

None

4. Exhibits

Exhibit	Description
2***	Real Estate Acquisition Contract
3 (i).a***	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3 (i) b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc. filed March 17, 2003
3 (i) c*****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International filed March 24, 2003
3(ii)***	Bylaws
4**	A)Articles of Incorporation
B)Bylaws
10.1***	Travel Agency Agreement with Global Travel International
10.2***	Commission Schedule
10.3****	Intellectual Property Assignment Agreement
10.4******	Commercial Office Lease, dated July 1, 2003
10.5*******	Letter of Intent with PetsUnited LLC, dated August 20, 2003
31*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*********	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1****	Press Release dated March 28, 2003
99.2**	Press Release dated April 9, 2003
99.3*****	Press Release dated June 3, 2003
99.4********	Press Release dated May 7, 2003
99.5********	Press Release dated May 14, 2003

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

********* Filed in Form 10-KSB on April 26, 2004

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

/s/ Rosemary Williams	President	January 25, 2005
Rosemary Williams

/s/ Rosemary Williams	Sole Director	January 25, 2005
Rosemary Williams

/s/ Rosemary Williams	Principal Executive Officer	January 25, 2005
Rosemary Williams

/s/ Rosemary Williams	Principal Financial Officer	January 25, 2005
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