Form 10QSB/A
period 2004-03-31
DOGS INTERNATIONAL
filed 2005-01-28
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes              No     X

*We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Original Filing") filed on May 25, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of Rosemary Williams, our President and Chief Accounting Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Further, we have replaced the Section 302 certification of Ms. Williams to include a new Exhibit 31.

In conformity with SEC Release 34-47986, we have removed all language from Ms. Williams' certification pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to Item 3 and Exhibit 31 set forth in this Amendment No. 1.

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

31*	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith

**Filed in Form 10-QSB on May 25, 2004

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

Date: January 27, 2004