Form 10QSB/A
period 2004-06-30
DOGS INTERNATIONAL
filed 2005-01-28
CIK 1167868

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

Yes ___    No X

*We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the "Original Filing") filed on September 9, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of Rosemary Williams, our President and Chief Accounting Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Further, we have replaced the Section 302 certification of Ms. Williams to include a new Exhibit 31.

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

31*	Certification of Rosemary Williams pursuant to Section 302 of the Sarbanes-Oxley Act
32**	Certification of Rosemary Williams pursuant to Section 906 of the Sarbanes-Oxley Act
99**	Press Release dated July 16, 2004 - DOGN Enters Alternative Fuel Vehicles Industry

* Filed herewith

** Filed in Form 10-QSB on September 9, 2004

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

Date: January 27, 2005