Form 10KSB
period 2004-12-31
AFV SOLUTIONS, INC.
filed 2005-05-18
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-84568

AFV SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0006843
(State of incorporation)	(I.R.S. Employer Identification No.)

408 S. Daytona
Flagler Beach, Florida	32136
(Address of principal executive offices)	(Zip Code)

DOGS INTERNATIONAL

(Former name or former address, if changed since last report)

Issuer's Telephone Number: (386) 439-4006

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes    X         No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

The issuer's revenue for its most recent fiscal year ended December 31, 2004. $115,881.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2005 was $12,650,000 based on a share value of $2.53.

The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2005 was 20,100,000 shares, held by approximately 29 stockholders.

Transitional Small Business Disclosure Format (check one): Yes               No    X

AFV SOLUTIONS, INC.
(Formerly - Dogs International)
FOR THE FISCAL YEAR ENDED
December 31, 2004

Index to Report
on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	2
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

PART III

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

  the unavailability of funds for capital expenditures and/or general working capital; and

  operational inefficiencies in distribution or other systems.

  For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

  Throughout this 10-KSB references to "we", "our", "us", "the Company", and similar terms refer to AFV Solutions, Inc. and its 100% owned subsidiaries AFV Research, Inc. and Bed and Biscuit Ins of America, Inc.

  PART I

  ITEM 1. DESCRIPTION OF BUSINESS

  (a) General Business Development

  We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for us would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "Dogs International." On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. ("AFV") The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005. We changed our name to AFV because we are looking to do a merger or acquisition in the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc. ("ARI")

  We will continue our business strategy as a result of our "Intellectual Property Assignment Agreement," (the "IP Agreement") with Bed and Biscuit Inns of America, Inc. Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn™ and Groomingdale's.

  The completion of the IP Agreement changed our business plan from travel related services to building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn™".

  (b) OUR BUSINESS

  Business Strategy

  While we are looking to do a merger or acquisition in the alternative fuel industry we will continue to focus our efforts on building/acquiring a chain of upscale pet care facilities under the name Bed & Biscuit Inn™.

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

    Establish Pet Care Facilities. We intend to be a provider of professional pet boarding, grooming and training. We believe that services attract customers, expand market reach and give pet owners a new reason to bypass other service providers to choose a Bed & Biscuit Inn™ for their pet needs.

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

  Acquisitions

  We may pursue the acquisition of existing pet kennels and/or other boarding facilities to quickly grow the Bed & Biscuit Inn tradename. Primary consideration for the acquisitions will be equity in the Company, whether in preferred or common stock. Our management will have a broad discretion in choosing acquisition candidates and currently has limited experience in the pet industry or in acquiring existing businesses. Therefore, there is a substantial likelihood that our management will have to rely on their current limited business acumen and the advice of other professionals, if and when available.

  On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale's, which provides full service grooming to guests. Since our incorporation in January 2002, up to the completed acquisition of Bed & Biscuit Inn™ facility in Flagler Beach, Florida, we have not been engaged in any significant operations nor have we had any significant revenues. A copy of a press release we issued on May 7, 2003, disclosing the completion of the acquisition was filed as an exhibit to the Form 10-QSB/A filed on May 15, 2003.

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

  The American Pet Products Manufacturers' Association (APPMA)* survey estimates annual pet market sales of over $30 billion and approximately 64.2 million U.S. households (62% of all households) currently own a pet, with approximately 46% of these households owning more than one pet. The most popular pets are dogs (39% of all households) and cats (34% of all households). The above survey estimates that there are approximately 378 million pets in the United States.

  *APPMA, 2003/2004 National Pet Owners Survey

  AFV Research, Inc.

  On October 8, 2004, we issued a press release announcing the incorporation of a new wholly-owned subsidiary under the name AFV Research, Inc. ("ARI"). ARI's primary focus will be in the alternative fuel industry. A Copy of the press release, Articles of Incorporation and Bylaws of AFV were attached as exhibit 99, exhibit 3i and exhibit 3ii, respectively to the Form 10-QSB filed on December 23, 2004.

  ARI intends to enter the business of manufacturing Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI will also be a distributor of alternative fuel parts and components.

  As of the date of this filing, ARI has have not commenced any operational activities in the alternative fuel industry.

  Acquisitions

  We plan to locate and negotiate with business entities in the Alternative fuel technology industry for the merger of a target business into ARI. No assurances can be given that ARI will be successful in locating or negotiating with any target business.

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

  Management is actively engaged in seeking a qualified company as a candidate for a business combination. ARI is authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues, however AFV plans to initially focus on the alternative fuel industry. It is not possible at this time to predict with which company, if any, ARI will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

  ARI may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. ARI may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

  With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Any merger or acquisition effected by ARI may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

  No assurances can be given that ARI will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

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

  As of the date of this filing ARI has commenced very little operational activities.

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

  Alternative Fuel Industry

  The development of the alternative fuel vehicle industry is being driven by three independent market factors-economics, energy independence and environmental concerns. Due to the abundance and economic advantages of gaseous fuels in worldwide markets, many countries and geographic regions are mandating the use of alternative fuels, which provide energy independence and environmentally suitable solutions. For instance, the European Commission has adopted an action plan to achieve by 2020 a 20% replacement of diesel and gasoline fuels with alternative fuels such as natural gas, propane and hydrogen in the road transport sector in the current European Union member states.

  We believe that the markets for gaseous fuel vehicles will continue to develop, especially in countries where all three market factors are prevalent. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry.

  Government Regulation

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

  OTC:BB Symbol Change

  On February 11, 2005, in connection with the name change to AFV Solutions, Inc., our OTC:BB trading symbol changed to "AFVS".

  Employees

  We currently have 7 full-time employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our employees to be good.

  Trademarks and Other Proprietary Rights

  We own, as a result of the IP Agreement, the trademark Bed & Biscuit Inn™, which is registered with the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks and other proprietary rights are valuable assets and believe they have significant value in the marketing of our services. We intend to vigorously protect our trademark(s) against infringement.

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

  ITEM 2. DESCRIPTION OF PROPERTY

  Bed & Biscuit Inn

  On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale's, which provides full service grooming to guests. The Company has a first and second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach. The principal amounts of the first and second mortgage are $97,678.83 and $78,535.89 respectively. Interest rates on the mortgages are prime plus one (currently 5%) on the first mortgage and 9.54% per annum on the second mortgage, and the notes are due on 2021 and 2032 respectively.

  On July 1, 2003, the Company executed lease for our main executive offices located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space is approximately 2,000 sq.ft. and monthly payments are $1,200. Effective November 1, 2003, the lease was re-negotiated to 600 sq.ft. and monthly payments of $500.(a copy of the lease was filed as an exhibit to a Form 8-K filed July 31, 2003.)

  Rosemary Williams, our president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

  We have a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to our President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2004, the Company had accrued interest payable of $19,750.

  AFV Research, Inc.

  We are currently seeking office space in Arizona for our wholly-owned subsidiary AFV Research, Inc.

  ITEM 3. LEGAL PROCEEDINGS

  We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

  On January 21, 2004 Shaun P. Herness resigned from our Board of Directors, and as Secretary/Treasurer leaving Rosemary Williams and the sole Officer and Director of the Company.

  Subsequent Event

  On February 9, 2005, the Company changed its name from Dogs International to AFV Solutions, Inc. The name change was effected through an amendment to the Company's articles of incorporation and approved by the board of directors and by a majority consent of its stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005.

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

  On February 11, 2005, In connection with the name change to AFV Solutions, that occurred on February 9, 2005 our OTC:BB trading symbol changed to "AFVS".

  The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$2.05	$0.80	$5.90	$0.00
2nd Quarter	$2.25	$0.90	$9.00	$2.50
3rd Quarter	$2.95	$1.12	$4.20	$2.00
4th Quarter	$2.155	$1.05	$3.30	$1.75

  (b) Holders of Common Stock

  As of March 1, 2005, we had approximately 28 stockholders of record of the 20,100,000 shares outstanding.

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

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

  Overview

  We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for us would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "Dogs International." On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. ("AFV") The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005. We changed our name to AFV because we are looking to do a merger or acquisition in the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc. ("ARI")

  We will continue our business strategy as a result of our "Intellectual Property Assignment Agreement," (the "IP Agreement") with Bed and Biscuit Inns of America, Inc. Pursuant to the terms of the IP Agreement we received the worldwide rights, title, and interest in certain intellectual property, most notably the names Bed & Biscuit Inn™ and Groomingdale's.

  The completion of the IP Agreement changed our business plan from travel related services to now focus our efforts on building/acquiring a chain of upscale pet care facilities under the name "Bed & Biscuit Inn™". Bed & Biscuit Inns are to be designed to offer a wide range of services including, indoor pet suites for overnight or prolonged boarding, 24/7 supervision by a professionally trained staff, off-leash playgrounds and training facilities, and a bakery/cafe. In addition, we plan to have Groomingdale's, an onsite pet grooming facility, at each location. We will continue to offer travel related services as an incidental part of our business strategy, however, will focus our services towards the pet services industry.

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

  Results of Operations for the Years Ended December 31, 2004 and 2003 Compared.
	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues	$ 115,881	$ 83,509

Cost of sales	27,598	3,365

Operating Expenses	266,544	197,633

Other Expense	30,925	12,437

Net Loss	$ (209,185)	$ (129,926)

  Revenue
	2004	2003	Increase/(decrease) $
For the year ended December 31:
Revenue	$ 115,881	$ 83,509	$ 32,372

  Revenues for the year ended December 31, 2004 were $115,881 compared to revenues of $83,509 in the year ended December 31, 2003. This resulted in an increase in revenues of $32,372, from the same period one year ago. The increase in revenues was due to the reopening of our Bed & Biscuit Inn™ facility in Flagler Beach, Florida after several weeks for minor remodeling of the facility during the 3rd quarter.

  General and Administrative expenses
	2004	2003	Increase/(decrease) $
For the year ended December 31:
Selling, General & Administrative expenses	$ 266,544	$ 197,633	$ 68,911

  General and administrative expenses were $266,544 for the year ended December 31, 2004 versus $197,633 for the year ended December 31, 2003, which resulted in an increase of $68,911. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with our plan to locate and negotiate with a business entity for the merger of a target business into our wholly owned subsidiary AFV Research, Inc.

  Net (Loss)
	2004	2003	Increase/(decrease) $
For the year ended December 31:
Net (loss)	$ (209,185)	$ (129,926)	$ 79,259

  The net loss for the year ended December 31, 2004 was $209,185, versus a net loss of $129,926 for the year ended December 31, 2003, an increase in net loss of $79,259. The increase in the net loss was primarily due to the increase in Research and Development costs associated with our plan to locate and negotiate with a business entity for the merger of a target business into our wholly owned subsidiary AFV Research, Inc.

  Going Concern

  The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. We intend to use borrowings and security sales to mitigate the effects of our cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

  Off-Balance Sheet Arrangements.

  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Liquidity and Capital Resources at December 31, 2004.

  The following table summarizes total assets, accumulated deficit and stockholders' equity.

December 31, 2004
Total Assets	$ 559,067

Accumulated Deficit	$ (347,271)

Stockholders' Equity	$ 116,345

  As of December 31, 2004 we has working capital of $7,946, compared to a working capital deficit of $11,632 as of December 31, 2003.

  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. Cash increased primarily due to the receipt of funds from operations. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.

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

  We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund operations and expansion, if any, through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We currently have no agreements which would provide for either loans to us, or the sale of our securities.

  We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

  We are uncertain as to our ability to obtain additional capital necessary to continue our business.

  We have incurred an accumulated deficit for the year ended December 31, 2004 of $347,271. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-KSB.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On November 18, 2004, we received a notice from Beckstead and Watts, LLP informing us that Beckstead and Watts were resigning as our Independent Accountant effective immediately.

  We have appointed Shelley International CPA, as our independent accountants for the year ending December 31, 2004. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. Shelley International CPA was engaged by us on December 21, 2004.

  The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP, as the independent accountants of the Registrant.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Rosemary Williams, our Chief Executive and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Ms. Williams concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  None.

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

  Duties, Responsibilities and Experience

  Rosemary Williams has been the President, CFO, Secretary, Treasurer and Director of Dogs International since May 2003. From June 2000 to May 2003, Ms. Williams owned and operated the Bed & Biscuit Inn™ facility in Flagler Beach, Florida. From 1997 to June 2000 Ms. Williams was owner and operator of an Art Gallery called Art Soup located in Flagler Beach, Florida.

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

  Our Executive Officer or Director has not been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

  Our Executive Officer or Director has not been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

  Our Executive Officer or Director has not been the subject of any pending legal proceedings.

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

  Audit Committee and Financial Expert

  We do not have an Audit Committee, Ms. Williams, our sole director will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

  We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

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

  We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

  Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

  Nominating Committee

  We do not have a Nominating Committee or Nominating Committee Charter. Ms. Williams, our sole director will perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the cash compensation of the Company's executive officer and director during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

  Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Rosemary Williams, President, CFO, Secretary, Treasurer and Director (1)	2004 2003	0 0	0 0	0 0	0 0	0 0	0 0

  (1) Rosemary Williams was elected as a Director and appointed as an Officer on May 28, 2003

  Compensation Committee

  We do not have a formal Compensation Committee. Ms. Williams, our sole director will perform some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

  TEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables present information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 1, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 20,100,000 shares of common stock outstanding.

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

  Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Roxana Vargas	15,000,000	74.6%
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

    Figures are rounded to the nearest tenth of a percent.

  Security Ownership of Management
Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Rosemary Williams, President	128,334	0.64%
All Directors & Officers as a Group	128,334	0.64%

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

  The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2004, the Company had accrued interest payable of $19,750.

  ITEM 13. EXHIBITS

  (a) Documents filed as part of this Report

  1. Financial Statements:

A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
1. Independent Auditors Report	F-1
2. Financial Statements:
Balance Sheet	F-2
Statement of Operation	F-3
Statement of Changes in Stockholders'	F-4
Statement of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-12

  2. Exhibits

Exhibit	Description
2***	Real Estate Acquisition Contract
3(i)a***	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc. filed March 17, 2003
3(i)c*****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International filed March 24, 2003
3(i)d**********	Certificate of Amendment to Articles of Incorporation changing the Company's name to AFV Solutions, Inc.

3(ii)***	Bylaws
4**	A)Articles of Incorporation
B)Bylaws
10.1***	Travel Agency Agreement with Global Travel International
10.2***	Commission Schedule
10.3****	Intellectual Property Assignment Agreement
10.4******	Commercial Office Lease, dated July 1, 2003
31*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1****	Press Release dated March 28, 2003
99.2**	Press Release dated April 9, 2003
99.3*****	Press Release dated June 3, 2003
99.4********	Press Release dated May 7, 2003
99.5********	Press Release dated May 14, 2003

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

  ********** Incorporated by reference in Form 8-K filed March 24, 2005

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  (1) AUDIT FEES

  The aggregate fees billed for professional services rendered by Shelley International CPA and Beckstead and Watts, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $17,000 and $14,500, respectively.

  (2) AUDIT-RELATED FEES

  NONE

  (3) TAX FEES

  NONE

  (4) ALL OTHER FEES

  NONE

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

  AFV SOLUTIONS, INC.

  By: /s/ Rosemary Williams

  Rosemary Williams, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rosemary Williams	President	May 17, 2005
Rosemary Williams

/s/ Rosemary Williams	Sole Director	May 17, 2005
Rosemary Williams

/s/ Rosemary Williams	Principal Executive Officer	May 17, 2005
Rosemary Williams

/s/ Rosemary Williams	Principal Financial Officer	May 17, 2005
Rosemary Williams

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

  To the Board of Directors/Audit Committee
  AFV Solutions, Inc.

  We have audited the accompanying balance sheet of AFV Solutions, Inc., fka Dogs International, Inc., (a Nevada corporation) as of December 31, 2004 and the related statement of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2003 and prior were audited by another auditor.

  We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board in the (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFV Solutions, Inc. as of December 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company sustained a loss in the year ended December 31, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

  Shelley International CPA

  May 15, 2005
  Mesa, Arizona

  AFV Solutions, Inc.
  Consolidated Balance Sheets
	December 31,
	2004	2003
Assets

Current assets:
Cash	$ 19,799	$ -
Prepaid expenses	147	-
Total current assets	19,946	-

Fixed assets, net
Total fixed assets	520,852	478,372
	520,852	478,372
Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$ 559,067	$ 496,641

Liabilities and Stockholders' Equity

Current liabilities:
Bank overdraft	$ -	$ 721
Accrued expenses	-	4,633
Accrued expenses-related party	6,000	-
Notes payable	6,000	6,279
Total current liabilities	12,000	11,632

Long term liabilities
Installment Loans	36,215	13,872
Mortgages Payable	174,757	173,973
Mortgages Payable - related party	200,000	200,000
Interest Payable - related party	19,750	7,750
Total long term liabilities	430,722	395,595

Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $.001 par value, 100,000,000 shares authorized; 20,100,000 shares issued and outstanding at December 31, 2004	20,100	20,100
Stock subscription payable	130,966	-
Additional paid-in capital	312,522	207,372
Accumulated (deficit)	(347,271)	(138,086)
	116,345	89,414
	$ 559,067	$ 496,641

  The accompanying notes are an integral part of these financial statements

  AFV Solutions, Inc.
  Statements of Operations
	For the Years Ended December 31,
	2004	2003
Revenue
Cost of sales	$ 115,881	$ 83,509
	27,598	3,365
Gross profit	88,283	80,144

Expenses:
General and administrative expenses	150,596	176,851
General and administrative expenses - related party	6,000	-
Depreciation	33,897	20,782
Consulting fees	32,700	-
Consulting fees - related party	3,350	-
Research and development	40,000	-
Total expense	266,544	197,633

Net operating (loss)	(178,260)	(117,489)

Other (Expenses):
Interest expense	(18,925)	(4,687)
Interest expense - related party	(12,000)	(7,750)
Total other expenses	(30,925)	(12,437)

Net (loss)	$ (209,185)	$ (129,926)

Weighted average number of common shares outstanding - basic and fully diluted	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.01)

  The accompanying notes are an integral part of these financial statements

  AFV Solutions, Inc.

  Statement of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscription Payable	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000	-	-	(7,500)	-	-	7,500

Shares issued for cash	5,000,000	5,000	-	-	20,000	-	-	25,000

Net (loss) for the year ended December 31, 2002	-	-	-	-	-	-	(8,160)	(8,160)
Balance, December 31, 2002	20,000,000	20,000	-	-	12,500	-	(8,160)	24,340

Series A Convertible Preferred Stock issued for Asset Purchase Agreement	-	-	28,334	28	169,972	-	-	170,000

Shares issued for Intellectual Property	100,000	100	-	-	24,900	-		25,000

Net (loss) for the year ended December 31, 2003	-	-	-	-			(129,926)	(129,926)
Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372	-	(138,086)	89,414

Subscription payable	-	-	-	-	-	130,966	-	130,966

Donated Capital	-	-	-	-	105,150	-	-	105,150

Net (loss) for the year ended December 31, 2003	-	-	-	-	-	-	(209,185)	(209,185)
	20,100,000	$ 20,100	28,334	$ 28	$ 312,522	$ 130,966	$ (347,271)	$ 116,345

  The accompanying notes are an integral part of these financial statements

  AFV Solutions, Inc.

  Statement of Cash Flows
	Year Ended December 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$ (209,185)	$ (129,926)
Depreciation	33,897	20,782
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) in prepaid expenses	(147)
(Decrease) in cash overdraft	(721)	-
(Decrease) in accrued liabilities	(2,194)	-
Increase in accrued liabilities - related party	6,000	4,911
Net cash (used) by operating activities	(172,350)	(104,232)

Cash flows from investing activities
Assets acquired	(64,634)	(554)
Net cash (used) by investing activities	(64,634)	(554)

Cash flows from financing activities
Checks issued in excess of cash available	(721)	721
Proceeds from notes receivable	-	6,000
Proceeds from installment loans	27,040	13,000
Payment on installment loans	(4,611)	(3,384)
Proceeds from mortgage loans	-	35,000
Payment on mortgage loans	-	(3,346)
Interest payable - related party	12,000	7,750
Prior period depreciation adjustment	(13,041)
Common stock	-	25,000
Preferred stock	-	-
Subscriptions payable	130,966	-
Donated capital	105,150	-
Net cash provided by financing activities	256,783	80,741

Net increase (decrease) in cash	19,799	(24,044)
Cash - beginning	-	24,340
Cash - ending	$ 19,799	$ 296

Supplemental disclosures:
Interest paid	$ 18,925	$ 4,687
Income taxes paid	$ -	$ -

  The accompanying notes are an integral part of these financial statements

  AFV Solutions, Inc.
  Notes

  Note 1 - Significant accounting policies and procedures

  Organization

  AFV Solutions, Inc. (the "Company") was originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, the Company changed its name to "DOGS INTERNATIONAL". On February 9, 2005, the Company changed its name from Dogs International to AFV Solutions, Inc. On April 9, 2003, the Company incorporated a new wholly-owned subsidiary, Bed and Biscuit Inns of America, Inc., a Nevada corporation, which our future pet facility operations will be conducted through.

  On October t, 2004, the Company incorporated a new wholly-owned subsidiary under the name AFV Research, Inc. ("AFV") AFV's primary focus will be in the alternative fuel industry.

  Cash and cash equivalents

  The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There is $19,799 and $0 equivalents as of December 31, 2004 and 2003 respectively.

  Investments

  Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.

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

  AFV Solutions, Inc.
  Notes

  Consolidation policy

  The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2004 and 2003, the Company did not have non-marketable investments.

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

  AFV Solutions, Inc.
  Notes

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

  AFV Solutions, Inc.
  Notes

  Recent pronouncements

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

  In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

  Year end

  The Company has adopted December 31 as its fiscal year end.

  AFV Solutions, Inc.
  Notes

  Note 2 - Fixed assets

  Fixed assets consists of the following:

	December 31,
	2004	2003

Land	$ 137,000	$ 137,000
Vehicles	135,863	95,256
Furniture and fixtures	8,253	8,253
Operating equipment	11,650	11,650
Buildings and improvements	283,945	259,738

	576,711	511,898
Less accumulated depreciation	(55,859)	(20,782)

Total	$ 520,852	$ 478,372

  Depreciation expense totaled $33, 897 and $20,782 for the years ended December 31, 2004 and 2003, respectively.

  Note 3 - Notes payable and long-term debt

  The Company has a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2004, the Company accrued interest payable of $19,750.

  The Company has a first mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $77,957 with an interest rate of approximately 9.5% per annum with monthly payment of principal and interest totaling $669.

  The Company has a second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $96,799 with an interest rate of approximately 5.25% per annum with monthly interest only payments.

  The Company recorded interest expense of $18,925 and $12,437 during the years ended December 31, 2004 and 2003, respectively.

  AFV Solutions, Inc.
  Notes

  Note 4 - Income taxes

  For the period ended December 31, 2004 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $347,271 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2015.

  The components of the Company's deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$347,271	$138,086
Total deferred tax assets	347,271	138,086

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	347,271	138,086
Less: Valuation allowance	(347,271)	(138,086)
Net deferred tax assets	$-0-	$-0-

  For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

  Note 5 - Stockholder's equity

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

  AFV Solutions, Inc.
  Notes

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

  Note 6 - Related Party Transactions

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