Form 10QSB
period 2005-03-31
AFV SOLUTIONS, INC.
filed 2005-05-23
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84565

AFV SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 S. Daytona

Flagler Beach, Florida 32136

(Address of principal executive offices)

(386) 439-4006

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 20,100,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

AFV Solutions, Inc.
Balance Sheet
	March 31, 2005 (unaudited)	December 31, 2004 (audited)
Assets

Current assets:	$ -	$ 19,799
Cash	-	147
Total current assets	-	19,946

Fixed assets, net
Total fixed assets	511,287	520,852
	511,287	520,852
Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$ 529,556	$ 559,067

Liabilities and Stockholders' Equity

Current liabilities:
Bank overdraft	$ 318	$ -
Accrued expenses	-	-
Accrued expenses-related party	7,500	6,000
Notes payable	6,000	6,000
Notes payable - related party	9.500	-
Total current liabilities	23,318	12,000

Long term liabilities
Installment Loans	33,567	36,215
Mortgages Payable	176,412	174,757
Mortgages Payable - related party	200,000	200,000
Interest Payable - related party	22,750	19,750
Total long term liabilities	432,729	430,722

Stockholders' equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $.001 par value, 100,000,000 shares authorized; 20,100,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	20,100	20,100
Stock subscription payable	130,966	130,966
Additional paid-in capital	312,522	312,522
Accumulated (deficit)	(390,107)	(347,271)
	73,509	116,345
	$ 529,556	$ 559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.
Statements of Operations
(unaudited)
	For the Three Months Ended March 31,
	2005	2004
Revenue	$ 31,560	$ 34,912
Cost of sales	2,437	2,339
Gross profit	29,123	32,573

Expenses:
General and administrative expenses	41,412	27,794
General and administrative expenses - related party	1,500	-
Depreciation	10,550	8,037
Research and development	15,000	-
Total expense	68,462	35,831

Net operating (loss)	(39,339)	(3,257)

Other (Expenses):
Interest expense	(497)	-
Interest expense - related party	(3,000)	(3,000)
Total other expenses	(3,497)	(3,000)

Net (loss)	$ (42,836)	$ (6,257)

Weighted average number of common shares outstanding - basic and fully diluted	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.
Statement of Stockholders' Equity
(unaudited)
	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscriptions Payable	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000	-	-	(7,500)	-	-	7,500

Shares issued for cash	5,000,000	5,000	-	-	20,000	-	-	25,000

Net (loss) for the year ended December 31, 2002	-	-	-	-	-	-	(8,160)	(8,160)
Balance, December 31, 2002	20,000,000	20,000	-	-	12,500	-	(8,160)	24,340

Series A Convertible Preferred Stock issued for Asset Purchase Agreement	-	-	28,334	28	169,972	-	-	170,000

Shares issued for Intellectual Property	100,000	100	-	-	24,900	-	-	25,000

Net (loss) for the year ended December 31, 2003	-	-	-	-			(129,926)	(129,926)
Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372	-	(138,086)	89,414

Subscription payable	-	-	-	-	-	130,966	-	130,966

Donated Capital	-	-	-	-	105,150	-	-	105,150

Net (loss) for the year ended December 31, 2004	-	-	-	-	-	-	(209,185)	(209,185)
Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	(347,271)	116,345

Net (loss) for the quarter ended March 31, 2005	-	-	-	-	-	-	(42,836)	(42,836)
	20,100,000	$ 20,100	28,334	$ 28	$ 312,522	$ 130,966	$ 390,107	$ 73,509

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.
Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$ (42,836)	$ (6,257)
Depreciation	10,550	8,037
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Decrease in prepaid expenses	147
Increase in accrued liabilities - related party	1,500	(2,881)
Net cash (used) by operating activities	(30,639)	(1,102)

Cash flows from investing activities
Assets acquired	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Checks issued in excess of cash available	318	4,298
Proceeds from notes receivable	9,500	-
Payment on installment loans	(2,648)	(1,149)
Proceeds from mortgage loans	66	-
Payment on mortgage loans	-	(4,624)
Interest payable - related party	3,000	3,000
Net cash provided by financing activities	10,236	1,525

Net increase (decrease) in cash	(20,403)	424
Cash - beginning	20,403	(424)
Cash - ending	$ -	$ -

Supplemental disclosures:
Interest paid	$ 497	$ -
Income taxes paid	$ -	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the Company to continue as a going concern the Company must seek additional sources of capital, and the Company must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of March 31, 2005, management had determined impairment did not exist.

AFV Solutions, Inc.
Notes to Financial Statements

Note 4 - Fixed assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company's fixed assets consist of the following:

March 31, 2005
Land	$ 137,000
Vehicles	135,864
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	576,532
Less accumulated depreciation	(65,244)

Total	$ 511,287

The Company recorded depreciation expense of $10,550 during the nine months ended March 31, 2005.

Note 5 - Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company's President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the three months ended March 31, 2005 the Company had accrued interest payable of $22,750.

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

The Company expensed $3,497 in interest during the three months ended March 31, 2005.

Note 6 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

AFV Solutions, Inc.
Notes to Financial Statements

On April 23, 2004, the Company received $130,966 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company's $0.001 par value common stock, at a price of $2.50 per share. As of March 31, 2005, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966.

There were no other equity transactions during the three months ended March 31, 2005.

Note 7 - Related party transactions

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the three months ending March 31, 2005, the Company accrued rent expense to a relayed party in the amount of $1,500.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Overview

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to "Bed and Biscuit Inns of America, Inc.", however, following close scrutiny we felt that establishing a holding company structure for us would be the best business strategy. Therefore, on March 24, 2003, we changed our name to "Dogs International." On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. ("AFV") The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005. We changed our name to AFV because we are looking to enter the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc. ("ARI")

Satisfaction of our cash obligations for the next 12 months. We are aggressively pursuing opportunities within the alternative fuel industry along with seeking to build and/or acquire upscale pet care facilities. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses, including the cash needed to pursue the activities of ARI and acquisition and leasing of facilities to be utilized for high-end pet facilities. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan. During the 3 months ended March 31, 2005 we spent $15,000 of research and development. We anticipate significant research and development expenditures in the future as we move into implementing our revised business plan.

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

Significant changes in number of employees. The number of employees required to operate our business is currently 7 full-time individuals. As a result of our change in our business plan we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition.

Results of Operations for the Three Months Ended March 31, 2005 and 2004 Compared.
	Three Months Ended March 31,
	2005	2004
Revenues	$ 31,560	$ 34,912

Cost of sales	2,437	2,339
Operating Expenses	68,462	35,831
Other Expense	3,497	3,000

Net Loss	$ (42,836)	$ (6,258)

Revenue
			Increase/(decrease)
	2005	2004	$
Three months ended March 31, 2005
Revenue	$ 31,560	$ 34,912	$ (3,352)

Revenues for the three months ended March 31, 2005 were $31,560 compared to revenues of $34,912 in the three months ended March 31, 2004. This resulted in a decrease in revenues of $3,352, from the same period one year ago. The decrease in revenues was due to closure during last quarter, of the Bed & Biscuit Inn™ facility in Flagler Beach, Florida for a several weeks for minor remodeling of the facility.

General and Administrative expenses
			Increase/(decrease)
	2005	2004	$
Three months ended March 31, 2005
Selling, General & Administrative expenses	$ 41,412	$ 27,794	$ 13,618

Net (Loss))
			Increase/(decrease)
	2005	2004	$

Three months ended March 31, 2005
Net loss	$ (42,836)	$ (6,258)	$ 36,578

The net loss for the three months ended March 31, 2005 was $42,836 versus a net loss of $6,258 for the three months ended March 31, 2004, an increase in net loss of $36,578. The increase in the net loss was primarily due to the increase in Research and Development costs associated with our plan to locate opportunity in the alterative fuel industry.

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

Liquidity and Capital Resources at March 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

March 31, 2005
Total Assets	$ 529,556
Accumulated Deficit	$ (390,107)
Stockholders' Equity	$ 73,509

As of March 31, 2005 we had working capital deficit of $23,318, compared to a working capital deficit of $12,329 as of March 31, 2004.

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

We have incurred an accumulated deficit for the three months ended March 31, 2005 of $390,107. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to its business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By: /s/ Rosemary Williams

Rosemary Williams, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: May 23, 2005