Form 10QSB
period 2005-06-30
AFV SOLUTIONS, INC.
filed 2005-08-15
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 20,100,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No    X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Balance Sheet

(unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash	$3,725	$19,799
Prepaid Expenses	-	147
Total current assets	3,725	19,946

Fixed assets, net	500,752	520,852
Total fixed assets	500,752	520,852

Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269
Total assets	$522,747	$559,067

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accrued expenses - related party	$9,000	$6,000
Notes payable	6,000	6,000
Notes payable - related party	30,000	-
Total current liabilities	45,000	12,000

Long term liabilities:
Installment loans	29,839	36,215
Mortgage payable	176,412	174,757
Mortgage payable - related party	200,000	200,000
Interest payable - related party	25,750	19,750
Total long term liabilities	432,000	430,722

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, 28,334 shares issued and outstanding	28	28
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,100,000 shares issued and outstanding	20,100	20,100
Stock subscription payable	130,966	130,966
Additional paid-in capital	363,522	312,522
Accumulated (deficit)	(468,870)	(347,271)
	45,746	116,345
	$522,747	$559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$36,631	$24,895	$68,191	$59,807
Cost of sales	1,730	1,062	4,167	3,401

Gross profit	34,901	23,832	64,024	56,405

Expenses:
General and administrative expenses	57,397	38,157	98,205	65,949
General and administrative expenses - related party	1,500	3,000	3,000	3,000
Depreciation	10,550	8,038	21,100	16,075
Consulting fees	-	4,950	-	4,950
Consulting fees - related party	-	2,400	-	2,400
Research and development	40,000	-	55,000	-
Interest	1,821	9,677	2,318	9,677
Interest - related party	3,000	3,000	6,000	6,000
Total expenses	114,268	69,222	185,623	108,051

Net (loss)	$(79,367)	$(45,389)	$(121,599)	$(51,646)

Weighted average number of common shares outstanding - basic and fully diluted	20,100,000	20,100,000	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Statements of Stockholders' Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscriptions Payable	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000	-	-	(7,500)	-	-	7,500

Shares issued for cash	5,000,000	5,000	-	-	20,000	-	-	25,000

Net (loss) for the year ended December 31, 2002	-	-	-	-	-	-	(8,160)	(8,160)
Balance, December 31, 2002	20,000,000	20,000	-	-	12,500	-	(8,160)	24,340

Series A Convertible Preferred Stock issued for Asset Purchase Agreement	-	-	28,334	28	169,972	-	-	170,000

Shares issued for Intellectual Property	100,000	100	-	-	24,900	-	-	25,000

Net (loss) for the year ended December 31, 2003	-	-	-	-			(129,926)	(129,926)
Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372	-	(138,086)	89,414

Subscription payable	-	-	-	-	-	130,966	-	130,966

Donated Capital	-	-	-	-	105,150	-	-	105,150

Net (loss) for the year ended December 31, 2004	-	-	-	-	-	-	(209,185)	(209,185)
Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	(347,271)	116,345

Net (loss) for the six months ended June 30, 2005	-	-	-	-	51,000	-	(121,599)	(70,509)
Balance, June 30, 2005	20,100,000	$ 20,100	28,334	$ 28	$ 363,522	$ 130,966	$ (468,870)	$ 45,746

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Statements of Cash Flow

(unaudited)

	Six months ended
	June 30,
	2005	2004

Cash flows from operating activities
Net (loss)	$(121,599)	$(51,646)
Depreciation	21,100	16,075
Donated capital	51,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Decrease) in cash overdraft	-	(721)
(Decrease) in prepaid expenses	147	-
Increase in interest payable - related party	6,000	6,000
Increase in accrued liabilities - related party	3,000	175
Net cash (used) by operating activities	(39,748)	(30,116)

Cash flows from financing activities
Installment loans payable	(5,772)	(586)
Short term note payable	30,000	-
Mortgages payable	51	(1,179)
Subscriptions payable	-	130,966
Net cash provided by financing activities	23,674	129,201

Net increase (decrease) in cash	(16,073)	99,085
Cash - beginning	19,799	-
Cash - ending	$3,726	$99,085

Supplemental disclosures:
Interest paid	$9,677	$9,677
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

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

Note 2 – Going concern

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

Note 3 – Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of June 30, 2005, management had determined impairment did not exist.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 4 – Fixed assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

June 30, 2005
Land	$ 137,000
Vehicles	135,864
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	576,532
Less accumulated depreciation	(75,779)

Total	$ 500,752

The Company recorded depreciation expense of $21,100 during the six months ended June 30, 2005.

Note 5 – Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s former President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the six months ended June 30, 2005 the Company had accrued interest payable of $25,750.

The Company has a first mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $96,740 with an interest rate of prime plus one (currently 7.5%) per annum and monthly interest only payments.

The Company has a second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $78,244 with a stated interest rate of 9.5% per annum with monthly principal and interest payments in the amount of $669.

The Company expensed $8,318 in interest during the six months ended June 30, 2005.

Note 6 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 6 – Stockholders’ equity (Continued)

On April 23, 2004, the Company received $130,966 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company’s $0.001 par value common stock, at a price of $2.50 per share. As of June 30, 2005, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966.

There were no stock issuances during the six months ended June 30, 2005.

Note 7 – Related party transactions

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the six months ended June 30, 2005, the Company accrued rent expense to a related party in the amount of $3,000.

An Officer and director of the Company donated capital in the amount of $51,000 during the three-month period ended June 30, 2005.

During the three months ended June 30, 2005, an officer lent the Company $30,000, which is non-interest bearing and due on demand.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.

Overview

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”, however, following close scrutiny we felt that establishing a holding company structure for us would be the best business strategy. Therefore, on March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”) The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005. We changed our name to AFV because we are looking to enter the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc. (“ARI”).

ARI intends to enter the business of manufacturing Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI will also be a distributor of alternative fuel parts and components.

Subsequent to Quarter End

On July 13, 2005, we appointed a new president, Jeffrey Groscost, to assist us in our strategic planning and focus our corporate efforts on entering the alternative fuel industry. Mr. Groscost has begun to implement a strategic plan for the Company, which includes analyzing the timing and best method for potentially spinning-off our Bed and Biscuit Inns of America subsidiary. During the third quarter, management will continue to investigate the most effective way to structure the subsidiary for a distribution of shares to our stockholders.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Satisfaction of our cash obligations for the next 12 months. We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire upscale pet care facilities. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses, including the cash needed to pursue the activities of ARI and acquisition. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan. During the 6 months ended June 30, 2005 we spent $55,000 on research and development. We anticipate significant research and development expenditures in the future as we move into implementing our revised business plan.

Expected purchase or sale of plant and significant equipment. We do not anticipate purchasing or leasing any additional pet care facilities in the next twelve months. As part of our moving into the alternative fuel industry we anticipate acquiring equipment and other assets related to his industry. However, at this point in time we are unable to accurately determine an estimate for the amount of funds needed for these purchases.

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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004 Compared.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues	$ 36,631	$ 24,895	$ 68,191	$ 59,807

Cost of Goods Sold	1,730	1,062	4,167	3,401

Operating Expenses	109,447	56,545	177,305	92,374

Other Expense	4,821	12,677	8,318	15,677

Net Loss	$ (79,367)	$ (45,389)	$ (121,599)	$ (51,646)

Revenues

	2005	2004	Increase/(decrease)
			$	%
For the three months ended June 30:
Revenue	$ 36,631	$ 24,895	$ 11,736	47%

For the six months ended June 30:
Revenue	$ 68,191	$ 59,807	$ 8,384	14%

Revenues for the three months ended June 30, 2005 were $36,631 compared to revenues of $24,895 in the three months ended June 30, 2004. Revenues for the six months ended June 30, 2005 were $68,191 compared to revenues of $59,807 in the six months ended June 30, 2004. This resulted in an increase in revenues of $11,736, from the same period one year ago. The increase in revenues was due to the reopening during last quarter, of the Bed & Biscuit Inn™ facility in Flagler Beach, Florida which was closed for a several weeks for minor remodeling of the facility.

Cost of sales

	2005	2004	Increase/(decrease)
			$	%
For the three months ended June 30:
Cost of sales	$ 1,730	$ 1,062	$ 668	63%

For the six months ended June 30:
Cost of sales	$ 4,167	$ 3,401	$ 766	23%

Cost of sales for the three months ended June 30, 2005 was $1,730, an increase of $668 from $1,062 for the same period ended June 30, 2004. Cost of sales for the six months ended June 30, 2005 was $4,167, an increase of $766 from $3,401 for the same period ended June 30, 2004. The increase in cost of sales was due to the reopening during last quarter, of the Bed & Biscuit Inn™ facility in Flagler Beach, Florida which was closed for a several weeks for minor remodeling of the facility.

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$	%
For the three months ended June 30:
General & Administrative expenses	$ 58,897	$ 56,545	$ 2,352	4%

For the six months ended June 30:
General & Administrative expenses	$ 101,205	$ 68,949	$ 32,256	47%

General and administrative expenses were $58,897 for the three months ended June 30, 2005 versus $56,545 for the three months ended June 30, 2004, which resulted in an increase of $2,352. General and administrative expenses were $101,205 for the six months ended June 30, 2005 versus $68,949 for the six months ended June 30, 2004, which resulted in an increase of $32,256. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with our plan to locate and negotiate with a business entity or seek other opportunities for ARI, our wholly owned subsidiary.

Net Loss

	2005	2004	Increase/(decrease)
			$	%
For the three months ended June 30:
Net loss	$ 79,367	$ 45,389	$ 33,978	75%

For the six months ended June 30:
Net loss	$ 121,599	$ 51,646	$ 69,953	135%

The net loss for the three months ended June 30, 2005 was $79,367, versus a net loss of $45,389 for the three months ended June 30, 2004, a change in net loss of $33,978. The net loss for the six months ended June 30, 2005 was $121,599, versus a net loss of $51,646 for the six months ended June 30, 2004, a change in net loss of $69,953. The increase in the net loss was primarily due to the increase in Research and Development costs associated with our plan to locate opportunity in the alterative fuel industry.

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

Liquidity and Capital Resources at June 30, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	June 30, 2005	June 30, 2004
Total Assets	$ 522,746	$ 529,556
Accumulated Deficit	$ (468,870)	$ (390,107)
Stockholders’ Equity	$ 45,746	$ 73,509

Working Capital	$ (41,275)	$ 87,999

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

We have incurred an accumulated deficit for the six months ended June 30, 2005 of $468,870. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Our sole revenue producing asset, the Bed and Biscuit Inn, is located in Flagler Beach, Florida. This concentration in Florida makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in Florida. Natural disasters in Florida, such as hurricanes and/or tropical storms, would disproportionately affect our business operations. It is also possible that because of our Florida concentration, a change in Florida laws applicable to the pet boarding industry or a change in zoning laws may have a greater impact on us than a change in comparable laws in another geographical area. Adverse developments in Florida could harm our revenue or increase our operating expenses.

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

ITEM 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our former sole officer evaluated the effectiveness of our disclosure controls and procedures which was subsequently evaluated by Jeffrey Groscost, our new President and Principal Accounting Officer, following his appoint on July 13, 2005. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our former sole officer concluded that our disclosure controls and procedures are effective and Mr. Groscost concurred. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective July 13, 2005, Rosemary Williams resigned from her position as President of the Company. Ms. Williams remains as Chairman of the Board, Secretary and Treasurer of the Company. Concurrent with Ms. Williams’ resignation, Jeffrey Groscost was appointed President of the Company.

Jeffrey Groscost

Mr. Groscost served in the Arizona House of Representatives from 1993 until he was term limited out in 2001. As a legislator he served as majority whip, chairman of the tax writing, House Ways and Means committee, and from 1997 to 2001 Groscost served as the youngest speaker of the house in the United States. While serving as speaker, Groscost presided over the sixth largest agency in the state (legislative operations as a budget unit), and was recognized for making the House of Representatives more accessible for the general public and more user friendly and efficient for its members.

Groscost has been recognized for several areas of expertise as a legislator. Receiving local and national honors and accolades for his work in launching the concept of charter schools, bringing competition to the electric industry through deregulation and for working for cleaner air and energy independence through the use of alternative fuels for transportation. Groscost has lectured extensively, testified before Congress, and received numerous awards in each of these areas.

Since leaving the legislature, Groscost has worked as a consultant with a focus on political, campaign and public relations. He has worked on behalf of Wal-Mart, Banner Health, Target, Vestar, Harkins Theatres, SRP, The Disney Heirs trust, State School Superintendent Tom Horne, State Treasurer David Petersen, United States Sen. John McCain, and many others.

Groscost is active in his community, serving as a member of the board of directors for the Mesa United Way, The Grand Canyon Council of the Boy Scouts of America and the Mesa Southern Little League. He is also chairman of the board for the Navajo Code Talker Memorial Foundation, chairman of the District 18 Republican Party, and serves on the Mesa Community College Commission on Excellence.

Item 6.	Exhibits and Reports on Form 8-K.

a) Exhibits

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith

b) Reports on Form 8-K

Form 8-K filed on August 9, 2005 – Appointment of Jeffrey Groscost as President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Jeffrey Groscost

      Jeffrey Groscost,

      President and Principal Accounting Officer

      (On behalf of the registrant and as

      principal accounting officer)

Date: August 15, 2005