Form 10QSB
period 2005-09-30
AFV SOLUTIONS, INC.
filed 2005-11-21
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(386) 439-4006

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2005, was 20,120,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Consolidated Balance Sheet

(unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash	$529,216	$19,799
Prepaid Expenses	-	147
Total current assets	529,216	19,946

Fixed assets, net	490,202	520,852
Total fixed assets	490,202	520,852

Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$1,037,687	$559,067

Liabilities and Stockholders' (Deficit)

Current liabilities:
Bank Overdraft	$-	$-
Accrued expenses	-	-
Accrued expenses - related party	10,500	6,000
Notes payable	206,000	6,000
Notes payable - related party	30,000	-
Total current liabilities	246,500	12,000

Long term liabilities:
Installment loans	21,601	36,215
Mortgage payable	176,412	174,757
Mortgage payable - related party	200,000	200,000
Interest payable - related party	28,750	19,750
Total long term liabilities	426,763	430,722

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, 28,334 shares issued and outstanding	28	28
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,100,000 shares issued and outstanding	20,100	20,100
Stock subscription payable	930,966	130,966
Additional paid-in capital	990,020	312,522
Accumulated (deficit)	(1,576,690)	(347,271)
	364,424	116,345
	$1,037,687	$559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$80,002	$26,392	$148,193	$86,198
Cost of sales	4,160	19,858	8,327	23,259

Gross profit	75,842	6,534	139,866	62,939

Expenses:
General and administrative expenses	193,005	44,678	266,210	110,627
General and administrative expenses - related party	1,500	1,500	4,500	4,500
Depreciation	10,550	5,777	31,650	21,852
Financing expenses	626,498	-	626,498	-
Professional fees	59,000	-	84,000	-
Consulting fees	-	1,050	-	6,000
Consulting fees - related party	-	-	-	2,400
Research and development	288,200	-	343,200	-
Total operating expense	1,178,753	53,005	1,356,058	145,379

Net operating (loss)	$(1,102,911)	$(46,471)	$(1,216,192)	$(82,440)

Other income (expense)
Interest income	769	-	769	-
Interest expense	(2,679)	(4,608)	(4,997)	(14,285)
Interest - related party	(3,000)	(3,000)	(9,000)	(9,000)

Net (loss)	$(1,107,821)	$(54,079)	$(1,229,420)	$(105,725)

Weighted average number of common shares outstanding - basic and fully diluted	20,100,000	20,100,000	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.00)	$(0.06)	$(0.01)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscriptions Payable	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000	-	-	(7,500)	-	-	7,500

Shares issued for cash	5,000,000	5,000	-	-	20,000	-	-	25,000

Net (loss) for the year ended December 31, 2002	-	-	-	-	-	-	(8,160)	(8,160)
Balance, December 31, 2002	20,000,000	20,000	-	-	12,500	-	(8,160)	24,340

Series A Convertible Preferred Stock issued for Asset Purchase Agreement	-	-	28,334	28	169,972	-	-	170,000

Shares issued for Intellectual Property	100,000	100	-	-	24,900	-	-	25,000

Net (loss) for the year ended December 31, 2003	-	-	-	-			(54,079)	(54,079)
Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372	-	(62,239)	165,261

Subscription payable	-	-	-	-	-	130,966	-	130,966

Donated Capital	-	-	-	-	105,150	-	-	105,150

Net (loss) for the year ended December 31, 2004	-	-	-	-	-	-	(285,032)	(285,032)
Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	(347,271)	116,345

Donated Capital					51,000			51,000

Subscriptions payable						800,000		800,000

Warrants issued in connection with financing					626,498			626,498
Net (loss) for the nine months ended September 30, 2005	-	-	-	-	-	-	(1,229,420)	(1,229,420
Balance, September 30, 2005	20,100,000	$20,100	28,334	$28	$990,020	$930,966	(1,576,691)	$364,430

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Consolidated Statements of Cash Flow

(unaudited)

	Nine months ended
	September 30,
	2005	2004

Cash flows from operating activities
Net (loss)	$(1,229,420)	$(105,725)
Depreciation	31,650	21,852
Warrants issued for financing	626,498	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid expenses	148
(Decrease) in cash overdraft	-	(721)
Increase in interest payable - related party	-	-
Increase in accrued liabilities - related party	4,500	7,067
Net cash (used) by operating activities	(566,624)	(77,527)

Cash flows from financing activities
Proceeds from notes receivable	230,000	-
Proceeds from installment loans	-	-
Payment on installment loans	(14,010)	(3,207)
Proceeds from mortgage loans	-	-
Payment on mortgage loans		(3,036)
Proceeds from mortgage loans – related party	-	-
Interest payable	51
Interest payable – related party	9,000	9,000
Prior period depreciation adjustment	-	(12,582)
Subscriptions payable	800,000	130,966
Additional paid in capital	-	-
Donated Capital	51,000
Net cash provided by financing activities	1,076,041	121,141

Net increase (decrease) in cash	509,417	43,612
Cash - beginning	19,799	-
Cash - ending	$529,216	$43,614

Supplemental disclosures:
Interest paid	$13,997	$14,285
Income taxes paid	$-	$-

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

Note 3 – Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of September 30, 2005, management had determined impairment did not exist.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 4 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

September 30, 2005
Land	$ 137,000
Vehicles	135,864
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	576,532
Less accumulated depreciation	(86,330)

Total	$ 490,202

The Company recorded depreciation expense of $31,650 during the nine months ended September 30, 2005.

Note 5 – Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s former President, Rosemary Williams, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the nine months ended September 30, 2005 the Company had accrued interest payable of $28,750.

The Company has a first mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $96,740 with an interest rate of prime plus one percent (currently 5.5%) per annum and monthly interest only payments.

The Company has a second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $78,244 with a stated interest rate of 9.5% per annum with monthly principal and interest payments in the amount of $669.

On July 21, 2005 the Company received a $200,000 non interest-bearing note from a related party, which is due on demand.

The Company expensed $13,997 in interest during the nine months ended September 30, 2005.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 6 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On April 23, 2004, the Company received $130,966 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company’s $0.001 par value common stock, at a price of $2.50 per share. As of September 30, 2005, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966.

During the period ended September 30, 2005, the Company issued subscriptions for 540,000 shares and 270,000 warrants of its $0.001 par value common stock and for cash in the amount of $800,000.

There were no stock issuances during the nine months ended September 30, 2005.

Note 7 – Options and Warrants

On July 8, 2005 the company issued 270,000 detachable warrants with a weighted average price of $2.32. The value of the warrants using the Black-Scholes pricing model was $626,498 and this was recorded as a financing expense at September 30, 2005.

The assumptions used to value the warrants were: Warranty life-2 years, Stock price-$3.1, Volatility-136%, Strike price-$2.00.

Note 8 – Related party transactions

An Officer and director of the Company donated capital in the amount of $51,000 during the three-month period ended June 30, 2005.

During the three-months ended June 30, 2005, an officer lent the Company $30,000 which is non-interest bearing and due on demand.

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the nine months ended September 30, 2005, the Company accrued rent expense to a related party in the amount of $4,500.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	successful entrance into the alternative fuel industry;
•	government regulation impacting the alternative fuel industry;
•	ability to attract and maintain customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

•	stock-based compensation.
•	revenue recognition

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

Satisfaction of our cash obligations for the next 12 months. We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire upscale pet care facilities. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses, including the cash needed to pursue the activities of ARI and acquisitions.

We intend for these funding requirements to be fulfilled through either equity or debt financing. During the third quarter we prepared a private placement of 34 Investment Units allowing accredited investors to purchase the Investment Units at $30,000 per unit. During the quarter ended September 30, 2005 we sold units for total proceeds of $810,000 and had received $800,000 by the end of the quarter. Each unit consisted of 20,000 shares of common stock and 10,000 shares of warrants. We anticipate that these investments will help sustain some of our cash obligations but we may have future obligations that will be fulfilled by additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan. During the nine months ended September 30, 2005 we spent $343,200 on research and development. We anticipate significant research and development expenditures in the future as we move into implementing our revised business plan.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 Compared.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues	$ 80,002	$ 26,392	$ 148,193	$ 86,198

Cost of Sales	4,160	19,858	8,327	23,259

General and Administrative Expenses	193,005	44,678	266,210	110,627

General and Administrative Expenses – Related party	1,500	1,500	4,500	4,500

Total Operating Expenses	1,178,753	53,005	1,356,058	145,379

Other income (expense)	(4,910)	(7,608)	(13,228)	(23,285)

Net Loss	$ (1,107,821)	$ (54,079)	$ (1,229,420)	$ (105,725)

Revenues

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Revenue	$ 80,002	$ 26,392	$ 53,610	203%

For the nine months ended September 30:
Revenue	$ 148,193	$ 86,198	$ 61,995	72%

Revenues for the three months ended September 30, 2005 were $80,002 compared to revenues of $26,392 in the three months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 were $148,193 compared to revenues of $86,198 in the nine months ended September 30, 2004. This resulted in an increase in revenues of $61,995, from the same period one year ago. Although we plan to transition our business to the alternative fuel industry, we still have operations through the Bed & Biscuit Inn, which continues to generate revenues for the Company. The increase in revenues is related to the reopening of the Bed & Biscuit Inn™ facility in Flagler Beach, Florida, which was previously closed for a several weeks for minor remodeling of the facility.

Cost of sales

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Cost of sales	$ 4,160	$ 19,858	$ (15,698)	(79%)

For the nine months ended September 30:
Cost of sales	$ 8,327	$ 23,259	$ (14,932)	(64%)

Cost of sales for the three months ended September 30, 2005 was $4,160, a decrease of $15,698 from $19,858 for the same period ended September 30, 2004. Cost of sales for the nine months ended September 30, 2005 was $8,327, a decrease of $14,932 from $23,259 for the same period ended September 30, 2004. We had a decrease in cost of goods sold compared to the same period last year because last year we incurred some start up expenses related to our change in business plan from the travel business to our acquisition of the Bed & Biscuit Inn. This year we have continued to operate our Bed & Biscuit Inn and the cost of sales has stabilized. We have not had cost of goods associated with our new planned business of alternative fuel.

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
General & Administrative expenses	$ 193,005	$ 44,678	$ 148,327	332%

For the nine months ended September 30:
General & Administrative expenses	$ 266,210	$ 110,627	$ 155,583	141%

General and administrative expenses were $193,005 for the three months ended September 30, 2005 versus $44,678 for the three months ended September 30, 2004, which resulted in an increase of $148,327. General and administrative expenses were $266,210 for the nine months ended September 30, 2005 versus $110,627 for the nine months ended September 30, 2004, which resulted in an increase of $155,583. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with our plan to enter into the alternative fuel industry with ARI, our wholly owned subsidiary. We anticipate this transition to create up front costs but we are unable to determine how long these expenses will sustain or if they will continue for an extended amount of time.

Net Loss

	2005	2004	Increase/(decrease)
$
For the three months ended September 30:
Net loss	$ 1,107,821	$ 46,471	$1,061,350

For the nine months ended September 30:
Net loss	$ 1,229,420	$ 105,725	$1,123,695

The net loss for the three months ended September 30, 2005 was $1,107,821, versus a net loss of $46,471 for the three months ended September 30, 2004, a change in net loss of $1,061,350. The net loss for the nine months ended September 30, 2005 was $1,229,420, versus a net loss of $105,725 for the nine months ended September 30, 2004, a change in net loss of $1,123,695. The increase in the net loss was primarily due to the increase in Research and Development costs associated with our transition to the alterative fuel industry as well as the general and administrative expenses incurred as a result of our planned transition.

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

Liquidity and Capital Resources at September 30, 2005 and December 31, 2004.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	September 30, 2005	December 31, 2004
Total Assets	$ 1,037,687	$ 559,067
Accumulated Deficit	$ (1,576,690)	$ (347,271)
Stockholders’ Equity	$ 364,424	$ 116,345

Working Capital	$ 282,716	$ 7,946

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. Consequently, we will be required to seek additional capital in the future to fund operations and expansion, if any, through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. During the quarter ended September 30, 2005 we conducted a private placement whereby we made 34 Investment Units available, which consisted of 20,000 shares of common stock and 10,000 warrants at a purchase price of $30,000 per unit. As of September 30, 2005 we had sold $810,000 worth of our units and received $800,000 in proceeds.

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

RISKS RELATING WITH TO BUSINESS AND MARKETPLACE

We are uncertain as to our ability to obtain additional capital necessary to continue our business.

We have incurred an accumulated deficit for the nine months ended September 30, 2005 of $1,576,690. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Our company has no operating history in the alternative fuel industry and there can be no assurance that we will be successful in the entry into the industry or that we will be able to develop our business plan to integrate this new line of business.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the alternative fuel industry makes it impossible to predict whether or not the company will operate profitably if it is able to successfully enter such industry. While we have brought on management that is familiar with this industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

Historically, our sole revenue generating property is located in Florida and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as a hurricane.

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

RISKS FACTORS RELATING TO OUR COMMON STOCK

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our appointed sole officer, effective as of July 13, 2005, Mr. Jeffrey Groscost evaluated the effectiveness of our disclosure controls and procedures in his position as our President and Principal Accounting Officer. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Groscost concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third and fourth quarters we sold 34 Units, each unit consisted of 20,000 shares of common stock and 10,000 warrants at a purchase price of $30,000 per unit. Each warrant entitles the holder to purchase 1 share of common stock at $2.00 per share for a two year period. We sold the subscriptions to 18 individual accredited investors and at the end of the third quarter had collected $800,000, all of which was paid in cash. As of September 30, 2005 none of the shares or warrants had been issued We anticipate the additional $220,000 to be collected during the fourth quarter. Out of the $1,020,000 total proceeds, we anticipate offering expenses of $10,000 and $102,000 in commissions and/or finder’s fees.

We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuance

On October 17, 2005, we issued 20,000 shares of common stock to HVH Trust pursuant to a unit subscription agreement executed on August 10, 2005. We believe the issuance and sale of the unit was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2) and/or Regulation D, Rule 506.

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

Date: November 21, 2005