Form 10KSB
period 2005-12-31
AFV SOLUTIONS, INC.
filed 2006-03-30
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84568

AFV SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 S. Daytona
Flagler Beach, Florida	32136
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (386) 439-4006

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2005. $186,366.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 15, 2006 was $10,907,840 based on a share value of $1.78.

The number of shares of Common Stock, $0.001 par value, outstanding on March 15, 2006 was 21,280,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AFV SOLUTIONS, INC.

(formerly Dogs International)

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	2
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	successful entrance into the alternative fuel industry;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

Throughout this Form 10-KSB, references to “we”, “our”, “us”, “the Company”, and similar terms refer to AFV Solutions, Inc. and its 100% owned subsidiaries AFV Research, Inc. and Bed and Biscuit Inns of America, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a)	General Business Development

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”, however, following close scrutiny we felt that establishing a holding company structure would be the best business strategy. Therefore, on March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, in anticipation entering the alternative fuel industry through our wholly owned subsidiary AFV Research, Inc (“ARI”), we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”).

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate an upscale pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. Due to the diversity of our subsidiaries we are planning to spin off the Bed & Biscuit subsidiary. Furthermore, we anticipate focusing more of our resources in pursuit of the alternative fuel industry.

(b)	Our Business

Business Strategy

We are aggressively pursuing opportunities within the alternative fuel industry and at this point in time have discontinued our previous plan of expanding our upscale pet care facilities beyond the Bed & Biscuit facility we currently operate.

We will continue our current business operations through Bed & Biscuit. Under this subsidiary we currently operate an upscale pet care facility and our primary importance is to focus these operations as an upscale pet facility by offering our customers a complete assortment of pet-related (initially focused primarily on dogs) products and services at competitive prices with superior levels of customer service at convenient locations.

In pursuit of the alternative fuel industry, we entered into a consulting agreement with Stalk, LLC whereby Stalk agreed to provide services and support during the process of obtaining Environmental Protection Agency (“EPA”) certificate of conformity for our bifuel conversion systems. At this point in time, we do not have the facilities or resources to prepare and perform the necessary tests as required for the EPA and therefore Stalk, as our consultants, agreed to maintain and supply the necessary support for the integration and calibration of a bifuel propane fuel system in accordance with applicable EPA regulations. We will most likely continue to utilize this business strategy until we can maintain and operate our own facilities and employ the necessary personnel.

In conjunction with our entry into the alternative fuel industry, we entered into a consulting agreement with Lawrence Ryckman (dba Alexander Auto, “AA”) to help provide support in obtaining the EPA certificate of conformity. We directed proceeds from a recent financing in the amount of $480,000 to AA for its services. As of March 1, 2006, we no longer use the services of AA.

Principal Products and Services

Bed & Biscuit Inns and Services: The Bed & Biscuit Inns were designed to offer a wide range of services including:

•	indoor pet suites for overnight or prolonged boarding;
•	24/7 supervision by a professionally trained staff;
•	off-leash playgrounds and training facilities;
•	pick up and delivery services:
•	pet related products and supplies; and
•	a bakery/cafe.

In addition, we planned to have Groomingdale’s, an onsite pet grooming facility, at each location. Each Groomingdale’s location would be operated by experienced and licensed professionals. We currently have only one operating facility and as of the date of this filing, do not intend to expand our Bed & Biscuit inns and services.

ARI and the Alternative Fuel Products

ARI intends to enter the business of manufacturing Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI plans to also be a distributor of alternative fuel parts and components.

In December 2005, we successfully received our first certificate of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003 Ford Motor Company 4.6 liter engine. In January 2006, we also received a certificate of conformity for our gasoline/propane bifuel conversion system for the 2005 Ford Motor Company 4.6 liter engine. The system allows a vehicle to operate on either gasoline or propane, with a simple flip of a switch, unlike other products which are dedicated to specifically propane or natural gas systems. Although we believe this was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production level. We anticipate selling this product as a conversion system which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with Ford Motor Companies in any way.

We intend to continue to develop and obtain certificates of conformity with as many engine families as our financial resources will permit, focusing initially on the most popular engines. An “engine family” is generally one manufacturer, displacement, or horsepower type of engine. The same engine model may be considered a different “family” in different manufacturing years.

Distribution Methods and Marketing

Bed and Biscuit has in the past directly marketed their services toward local markets within a close proximity to its facility in order to attempt to capitalize on the perceived accelerated demand for pet care products and facilities. These marketing efforts have been provided on the Internet, local newspapers, direct mail campaigns, and most importantly by word of mouth from satisfied customers.

ARI will market its gasoline/propane bifuel conversion system to law enforcement agencies, taxi services, and state and federal government agencies which operate fleets of automobiles consistent with 2003 and 2005 Ford Motor Company 4.6 liter engines. Fleet operators would be able to retrofit their automobiles to run our system. We plan to establish a marketing program for these initial target markets emphasizing the advantages of cost and availability of propane/fuel for their vehicles.

Competition and Market Overview

The Pet Care Industry

We believe the pet care industry is benefiting from a number of favorable demographic trends that are continuing to support a steadily growing pet population. We believe the trend to more pets and more pet-owning households will continue, driven by an increasing number of children under 18 and a growing number of empty nesters whose pets have become their new “children.”

The American Pet Products Manufacturers’ Association (APPMA)* survey estimates annual pet market sales of over $30 billion and approximately 64.2 million U.S. households (62% of all households) currently own a pet, with approximately 46% of these households owning more than one pet. The most popular pets are dogs (39% of all households) and cats (34% of all households). Already in the decade of 1994 to 2004, the amount of money spent on pet food, pet supplies, veterinary visits, medicines, live animals, and services more than doubled from $17 billion to $34.2 billion. In 2005 alone, 36.3 billion was spent. The above survey estimates that there are approximately 378 million pets in the United States.

*APPMA, 2003/2004 National Pet Owners Survey

Pet Services and Products

The pet services business is competitive, generally from local kennels. Most local kennels are operated by small family business operations. We believe that the principal competitive factors influencing our business are the quality of customer service, product selection and quality, convenience of kennel locations, price, and availability of other services. Although we initially intended to develop a market in this service industry, we now have plans to spinoff this segment in the near future.

The Alternative Fuel Industry

Development in the alternative fuel vehicle industry is being driven by three independent market factors; (i) economics, (ii) energy independence and (iii) environmental concerns. Due to the abundance and economic advantages of gaseous fuels in worldwide markets, many countries and geographic regions are mandating the use of alternative fuels, which provide energy independence and environmentally suitable solutions. In addition, with declining oil reserves and global warming concerns the world’s industrialized nations will continue to search for alternative fuel sources, which are efficient and environmentally sound. For instance, the European Commission has adopted an action plan to achieve by 2020 a 20% replacement of diesel and gasoline fuels with alternative fuels such as natural gas, propane and hydrogen in the road transport sector in the current European Union member states.

We believe that the markets for gaseous fuel vehicles will continue to develop, especially in countries where all three market factors are prevalent. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry. Given the demonstrated world-wide interest in developing and using methods of transportation less reliant on oil, we believe our bifuel systems will be well received in not only America, but also in other industrialized countries.

There are many companies, including well-known auto industry related companies with substantially more resources than we have, developing hybrid vehicles targeted at specific segments of the market. Most of our potential competitors have substantially greater capital, marketing, and development capabilities than we have and will likely represent significant competition for us. These conditions create a rigorous competitive climate for us. As more countries intensify their efforts to produce zero-emission vehicles, frequent technological advances by competitors are inevitable. Therefore, in order for us to remain competitive, we will continue to require a significant amount of financing to continue our research and development, marketing, and operations in this industry.

Intellectual Property

The Pet Care Industry

We own, as a result of an IP Agreement, the trademark Bed & Biscuit Inn™, which is registered with the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks and other proprietary rights are valuable assets and believe they have significant value in the marketing of our services. We intend to vigorously protect our trademark(s) against infringement.

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

(1)

An affidavit or declaration, which must include a specific list of the goods or services recited in the registration, averring that we are using the mark on or in connection with the goods or services listed;

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

The Alternative Fuel Industry

Although we have not filed any patent applications for our alternative fuel products, we have received Environmental Protection Agency certifications. In December 2005, we successfully received our first certificate of conformity from the EPA for our gasoline/propane bifuel conversion system for the 2003 Ford Motor Company 4.6 liter engine. In January 2006, we also received a certificate of conformity for our gasoline/propane bifuel conversion system for the 2005 Ford Motor Company 4.6 liter engine. We plan to continue to seek EPA certifications for additional year and engine makes of different automobiles.

Governmental Approval and Regulation

The Pet Care Industry

In connection with our operations of pet care facilities, we will be subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states that affect the ownership of veterinary practices, or the operation of veterinary related services in kennels, that may impact our ability to offer veterinary services within certain of our facilities.

The transportation and handling of animals is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we intend to seek to structure our operations to comply with the laws and regulations of each state in which we plan to operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all states.

A determination that we are in violation of any of these applicable restrictions could require us to restructure our operations to comply or render us unable to provide certain veterinary services, if desired, in a given local government jurisdiction.

The Alternative Fuel Industry

Our operations relating to alternative fuel are also subject to regulation at the federal, state, and local levels. At the federal level, the primary regulatory body requiring necessary approvals is the U.S. Environmental Protection Agency (“EPA”) which, among other things, regulates the on-highway use of motor fuels. The process of becoming a registered fuel for on-highway use is complex, costly, and time consuming. The EPA has two levels of testing requirements; Tier 1 and Tier 2. Tier 1 establishes whether the fuel meets certain health effects testing requirements such as emissions data and their effects on human health. Tier 2 is a second battery of test protocols testing the same factors but to a much greater degree and in a more thorough manner. With either satisfaction or waiver by the EPA, alternative fuel may be sold for on-highway use under the grant of a broad EPA experimental fuel waiver from the on-highway fuel/fuel additive registration requirements.

Increasingly federal legislation is being enacted which either requires or provides incentives for the reduction of vehicle pollutants. For example, the Federal Clean Air Act was amended in 1990 to, among other things, set emissions standards for stationary and mobile pollutant sources and establish targets, standards, and procedures for reducing human and environmental exposure to a range of pollutants generated by industry and transportation. Among other mandates, the 1990 Amendments require businesses that maintain centrally fueled fleets of 10 or more vehicles in certain heavy smog locations to convert, either through new vehicle purchases or by converting existing vehicles, a portion of their fleet to clean burning alternative fuels.

Similarly, the Energy Policy Act of 1992 was created to accelerate the use of alternative fuels in the transportation sector. The Energy Act mandates the schedule by which federal, state and municipal vehicle fleets must incorporate alternative fueled vehicles into their overall vehicle mix. This has significant ramifications for the military, state departments, and private contractors who support these agencies.

In addition to the foregoing, a variety of legislative and related incentive programs pertaining to alternative fuel vehicles have been created such as: clean cities program, alternative fuel vehicle credits program, and state energy programs. Clean Cities coordinates voluntary efforts between locally based government and industry to accelerate the use of alternative fuels and expand the alternative fuel vehicle refueling infrastructure. Grants are available for natural gas fueling stations and vehicle conversions to natural gas. Congress also created a credits program to encourage fleets to increase the number of alternative fuel vehicles in their fleets early and aggressively. The State Energy Program is the result of the consolidation of two federal formula based grant programs and includes provisions for financial assistance for a number of state-oriented special project activities, such as, alternative fuels for government vehicles, fleet vehicles, taxis, mass transit, and individuals’ privately owned vehicles.

States also regulate the alternative fuel industry and may set strict requirements for the sale and distribution of fuels. In addition, states may provide incentives for the use of cleaner burning fuels or levy disincentives for the use of “dirtier” fuels in the form of monetary penalties. With the exception of California, which is permitted to set stricter state standards, all state motor fuel regulations are governed by the EPA policies set forth in the Clean Air Act. California on its own has established the California Air Resources Board (“CARB”) as its regulatory agency that will determine and recognize alternative fuel and thus make fuel eligible for state and local incentives. Another aspect of the process by California is the recognition by the California Department of Food & Agriculture as a developmental engine fuel so the fuel can be marketed legally in California.

Research and Development

During the 2005 year we spent $434,401 on research and development due to our expansion into the alternative fuel industry. We anticipate significant research and development expenditures will continue in the future as we move into implementing our revised business plan and as the development of our alternative fuel systems is continued.

Personnel

We currently have 13 employees. As a result of the change in our business plan we are anticipating a substantial change in the number of employees required to conduct our operations. These increases will occur concurrent with our acquisition and/or lease of facilities; however, we will require a substantial infusion of capital prior to commencement of such acquisition. We also intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. Currently, there exist no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

Bed & Biscuit Inn

On May 7, 2003, we completed the acquisition of our first Bed & Biscuit Inn™ facility in Flagler Beach, Florida. Situated on approximately 5 acres, the facility houses numerous indoor/outdoor pet suites, an onsite pet bakery and Groomingdale’s, which provides full service grooming to guests. The Company has a first and second mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach. The principal amounts of the first and second mortgage are $97,594 and $77,958 respectively. Interest rates on the mortgages are prime plus one (currently 7.5%) on the first mortgage and 9.54% per annum on the second mortgage, and the notes are due in 2021 and 2032 respectively.

On July 1, 2003, the Company executed a year lease for our main executive offices located at 408 S. Daytona, Flagler Beach, Florida 32136. The office space was approximately 2,000 sq.ft. and monthly payments were $1,200. However, effective November 1, 2003, the lease was re-negotiated to a new space of 900 square feet with monthly payments of $500.

Rosemary Williams, our former president and chairman, owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

We have a 5 year note payable in the principal amount of $200,000 with an interest rate of 6% to Rosemary Williams, our former president, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2005, the Company had accrued interest payable of $31,750.

AFV Research, Inc.

We maintained an office in Arizona at 240 E. Coury Avenue, Suite 124, Mesa, Arizona 85210, which was pursuant to our agreement with Alexander Auto. This agreement has since expired and we have not determined where we will conduct our Arizona operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. The name change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005.

No other matters were submitted to the vote of security holders during the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock was approved for quotation on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "JTVL" on September 20, 2002. On March 26, 2003, as a result of our name change to DOGS INTERNATIONAL, our trading symbol changed to “DOGN.”

On February 11, 2005, in connection with the name change to AFV Solutions our OTC:BB trading symbol changed to “AFVS”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	$3.30	$1.60	$2.05	$0.80
2nd Quarter	$3.25	$1.50	$2.25	$0.90
3rd Quarter	$7.06	$2.75	$2.95	$1.12
4th Quarter	$4.68	$2.15	$2.15	$1.05

(b) Holders of Common Stock

As of March 15, 2006, we had approximately 53 stockholders of record of the 21,280,000 shares outstanding. As of March 15, 2006, the closing price of our shares of common stock was $1.66 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

During the third and fourth quarters of 2005 we sold 50 Units, each unit consisted of 20,000 shares of common stock and 10,000 warrants at a purchase price of $30,000 per unit. Each warrant entitles the holder to purchase 1 share of common stock at $2.00 per share for a two year period. We sold the subscriptions to 21 individual accredited investors. Out of the $1,500,000 total proceeds, we directed $480,000 to a consultant who was providing services to us.

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

Subsequent Issuances

On January 6, 2006, we issued a total of 160,000 shares of common stock to 8 individuals for services provided to the Company. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in anticipation of our acquisition of our Flagler Beach facility. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of our entering the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc (“ARI”).

ARI intends to enter the business of manufacturing Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. ARI will also be a distributor of alternative fuel parts and components. In addition to our ARI subsidiary, we still operate our other wholly owned subsidiary Bed & Biscuit. Under this subsidiary we operate an upscale pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ materially from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	stock-based compensation
•	revenue recognition

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005.

Revenue Recognition

Revenue from boarding and care fees are recorded when pets are picked up and an invoice is given to the customer. The cost of services, consisting of feed and supplies, is expensed as incurred.

Satisfaction of our cash obligations for the next 12 months. We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire upscale pet care facilities. However, we do intend to continue operations of our current pet facility while we also pursue the alternative fuel industry through ARI. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses, including the cash needed to pursue the activities of ARI.

We intend for these funding requirements to be fulfilled through either equity or debt financing. During the third and fourth quarters of 2005, we sold 50 Investment Units through a private placement memorandum to accredited investors. Pursuant to the memorandum we sold each Investment Unit at $30,000 per unit. By the end of 2005 all 50 units had been sold for total proceeds of $1,500,000 prior to any offering expenses or fees. Each unit consisted of 20,000 shares of common stock and 10,000 warrants. We anticipate that these investments will help sustain some of our cash obligations but we may have future obligations that will be fulfilled by additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan. During the years ended December 31, 2005 and 2004 we spent $434,401 and $40,000, respectively, on research and development. We anticipate significant research and development expenditures in the future as we continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

Expected purchase or sale of plant and significant equipment. We do not anticipate purchasing or leasing any additional pet care facilities in the next twelve months. As part of our moving into the alternative fuel industry we anticipate acquiring equipment and other assets related to this industry. However, at this point in time we are unable to accurately determine an estimate for the amount of funds needed for these purchases.

Significant changes in number of employees. The number of employees required to operate our business is currently 13 employees, which is mostly due to our operations of our pet facility in Florida. However, as a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities for our ARI subsidiary, for which we will require a substantial infusion of capital.

Results of Operations for the Years Ended December 31, 2005 and 2004 Compared.

The following table is a summary of our operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Revenues	$ 186,366	$ 115,881

Cost of Sales	13,550	27,598

General and Administrative Expenses	531,406	150,596

Financing expenses	1,275,041	-

Total Operating Expenses	2,982,292	266,543

Other income (expense)	(16,063)	(30,925)

Net Loss	$ (2,825,539)	$ (209,185)

Revenue

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
Revenue	$ 186,366	$ 115,881	$ 70,485	61%

Revenues for the year ended December 31, 2005 were $186,366 compared to revenues of $115,881 in the year ended December 31, 2004. This resulted in an increase in revenues of $70,485, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We do still have operations through the Bed & Biscuit Inn, which continues to generate revenues for the Company. The increase in revenues is related to revenues from increased clientele at our Bed & Biscuit facility in Flagler Beach, Florida.

Cost of sales

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
Cost of sales	$ 13,550	$ 27,598	$ (14,048)	(51%)

Cost of sales for the year ended December 31, 2005 was $13,550, a decrease of $14,048 from $27,598 for the same period ended December 31, 2004. We had a decrease in cost of goods sold compared to the same period last year because during 2004 we incurred some start up expenses related to our change in business plan from the travel business to our acquisition of the Bed & Biscuit Inn. This year we have continued to operate our Bed & Biscuit Inn and the cost of sales has stabilized. We have not had cost of goods associated with our new planned business of alternative fuel industry.

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
General & Administrative expenses	$ 531,406	$ 150,596	$ 380,810	253%

General and administrative expenses were $531,406 for the year ended December 31, 2005 versus $150,596 for the year ended December 31, 2004, which resulted in an increase of $380,810. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with our plan to enter into the alternative fuel industry with ARI.

Total Operating Expenses

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
Total operating expenses	$ 2,982,292	$ 266,543	$ 2,715,749	1,019%

Overall operating expenses were $2,982,292 for the year ended December 31, 2005 versus $266,543 for the year ended December 31, 2004, which resulted in an increase of $2,215,749. This substantial increase is primarily due to the change in focus with our new subsidiary, ARI. Comparatively in 2004, we only had operating expenses relating to our Bed & Biscuit Inn. However, in 2005 we have incurred substantial increases in expenses for professional fees, consulting fees, research and development, and financing expenses all related to ARI and the move into alternative fuel. We anticipate this transition to create up front costs but we are unable to determine how long these expenses will continue or if they will continue for an extended amount of time.

Net (Loss)

	2005	2004	Increase/(decrease)
			$
For the year ended December 31:
Net loss	$ 2,825,539	$ 209,185	$ 2,616,354

The net loss for the year ended December 31, 2005 was $2,825,539, versus a net loss of $209,185 for the year ended December 31, 2004, a change in net loss of $2,616,354. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above associated with our transition to the alterative fuel industry as well as the general and administrative expenses incurred as a result of our planned transition.

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

Liquidity and Capital Resources at December 31, 2005 and December 31, 2004.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	December 31, 2005	December 31, 2004
Total Assets	$ 672,049	$ 559,067
Accumulated Deficit	$ (3,173,414)	$ (347,271)
Stockholders’ Equity	$ 191,443	$ 116,345

Working Capital	$ 114,460	$ 7,946

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.

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

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. During the third and fourth quarters of 2005 we conducted a private placement whereby we made 50 Investment Units available, which consisted of 20,000 shares of common stock and 10,000 warrants at a purchase price of $30,000 per unit. As of December 31, 2005 we had sold $1,500,000 worth of our units and received all funds pursuant to this private placement.

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

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We are uncertain as to our ability to obtain additional capital necessary to continue our business.

We have incurred an accumulated deficit for the year ended December 31, 2005 of $3,173,414. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

We will depend almost exclusively on outside capital to pay for the deficit in our working capital. Such outside capital may include the sale of additional stock, loans from our officer and director, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

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

We face intense competition and rapid technological advances by competitors.

Competition among companies in the alternative fuel industry is intense. Several companies market products that compete directly with our anticipated bifuel products. Other companies offer products that potential customers may consider to be acceptable alternatives to our anticipated products. In addition, we face direct competition from companies with far greater financial, technological, manufacturing, and personnel resources.

Improvements or changes in technology may make our products obsolete or difficult to sell.

There can be no assurance that new products or technologies, presently unknown to management, will not, at any time in the future and without warning render our products less competitive or even obsolete. Major automobile and truck companies, academic and research institutions, or others, for example, could develop new fuels or new devices which could be installed at the original equipment manufacturer level which could potentially render our product obsolete. In addition, competitors may develop technology and systems that can be sold and installed at a lower per unit cost. There can be no assurance that we will have the capital resources available to undertake the research, which may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Inability to adapt to technology could have a materially adverse effect on our results of operations.

The limited availability of alternative fuels can hinder our ability to market our products.

Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel traditionally has been the limited availability of alternative fuel sources, such as natural gas and propane. The success of engines based on alternative fuels will probably be directly affected by the development of the infrastructure of the natural gas industry and the widespread availability of such fuel sources. However, we believe that with the development of the dual fuel conversion systems, vehicles will not be tied exclusively to alternative fuels, but will have the option and ability to operate on standard fuel alone. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels.

The nature of our alternative fuel products subjects us to product liability risks.

Our anticipated products relate to fuel system components which handle or come into contact with highly combustible gases. A malfunction of or design defect in our anticipated product, or improper design, construction, or installation could result in liability, tort or warranty claims. Although we will attempt to reduce the risk with warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from product malfunctions or services provided could be substantial and have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived malfunction or impropriety involving our anticipated products or services could adversely affect the market’s perception of our products in general, regardless of whether any malfunction or impropriety is attributable to our products or services.

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

Historically and at this present time our sole revenue generating property is located in Florida and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as a hurricane.

Our sole revenue producing asset, the Bed and Biscuit Inn, is located in Flagler Beach, Florida. This concentration in Florida makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in Florida. Natural disasters in Florida, such as hurricanes and/or tropical storms, would disproportionately affect our business operations. A change in Florida laws applicable to the pet boarding industry or a change in zoning laws would have a greater impact on us than a change in comparable laws in another geographical area, due to our Florida concentration. Adverse developments in Florida could harm our revenue or increase our operating expenses.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, causing the market liquidity for our securities to be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 18, 2004, we received a notice from Beckstead and Watts, LLP informing us that Beckstead and Watts were resigning as our Independent Accountant effective immediately.

We appointed Shelley International CPA, as our independent accountants for the year ending December 31, 2004. This was a change in accountants recommended by our Executive Management and approved by our Board of Directors. Shelley International CPA was engaged by us on December 21, 2004.

On March 6, 2006, we dismissed Shelley International CPA, as our independent accountants and appointed Lawrence Scharfman & Co., CPA, P.C. as our independents accountants for the year ending December 31, 2005. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP, or Shelley International CPA, P.C. as our independent accountants.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Jeffrey Groscost, our Chief Executive and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Groscost concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

As of December 31, 2005, Rosemary Williams is no longer an officer or director of AFV Solutions, Inc. Jeffrey Groscost was, and remains as our sole officer and director.

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

NAME	AGE	POSITION
Jeffrey Groscost	44	President, Principal Accounting Officer, Secretary, Treasurer, Director

Duties, Responsibilities and Experience

Jeffrey Groscost has been the sole officer since July 2005 and a director of AFV Solutions upon Rosemary William’s resignation. From 1993 until 2001, when Mr. Groscost was term limited, he served in the Arizona House of Representatives. As a legislator he served as majority whip, chairman of the tax writing, House Ways and Means committee, and from 1997 to 2001, he served as the youngest speaker of the house in the United States. Since leaving the legislature, Groscost has worked as a consultant with a focus on political, campaign, and public relations. He has worked on behalf of Wal-Mart, Banner Health, Vestar, Harkins Theater, SRP, the Disney Heirs trust, State School Superintendent Tom Home, State Treasurer David Peterson, United States Senator John McCain, and many others.

Mr. Groscost is active in his community, serving as a member of the board of directors for the Mesa United Way, The Grand Canyon Council of the Boy Scouts of America and the Mesa Southern Little League. He is also chairman of the board for the Navajo Code Talker Memorial Foundation, chairman of the District 18 Republican Party, and serves on the Mesa Community College Commission on Excellence.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our Executive Officer or Director has not been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our Executive Officer or Director has not been convicted in any criminal proceeding (excluding traffic violations) nor is he the subject of a criminal proceeding which is currently pending.

Our Executive Officer or Director has not been the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings.

Audit Committee and Financial Expert

We do not have an Audit Committee; Mr. Groscost, our sole director will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Mr. Groscost, our sole director will perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officer and director during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Jeffrey Groscost, President, Principle Accounting Officer, and Director (1)	2005	$60,000	0	0	0	0	0
Rosemary Williams, President, CFO, Secretary, Treasurer and Director (2)	2005 2004 2003	$2,500 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1)	Mr. Groscost was appointed as sole Officer on July 13, 2005.
(2)	Rosemary Williams served as a Director and Officer from May 28, 2003 to July 13, 2005.

Compensation Committee

We do not have a formal Compensation Committee. Mr. Groscost, our sole director will perform some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on March 15, 2006 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 21,280,000 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Roxana Vargas	15,000,000	70.5%
1800 N. Green Valley Pkwy #25
Henderson, NV

(1)

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this 10-KSB.

(2)	Figures are rounded to the nearest tenth of a percent.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Jeffrey Groscost, President (3)	152,000	0.7%

All Directors & Officers as a Group	152,000	0.7%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 408 S. Daytona, Flagler Beach, FL 32136.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Ms. Williams served as our President until Mr. Jeffrey Groscost was appointed on July 13, 2005. Mr. Groscost received 152,000 shares on January 6, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently lease a 900 square foot office space located at 408 S. Daytona, Flagler Beach, Florida 32136, which is owned by our former president and chairman, Rosemary Williams. Ms. Williams owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the price per square foot being paid to Ms. Williams is very competitive.

In addition, the Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to. Ms. Williams pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2005, the Company had accrued interest payable of $31,750.

ITEM 13.	EXHIBITS

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d*****	Certificate of Amendment to Articles of Incorporation changing the Company’s name to AFV Solutions, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c****	Bylaws of Dogs International
3(ii)d*****	Bylaws of AFV Solutions, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
16	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
21*	Subsidiaries of AFV Solutions, Inc.
31*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-QSB filed on May 15, 2003.
****	Incorporated by reference in Form 10-QSB, dated April 2, 2003.
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

Reports on Form 8-K

Form 8-K filed on March 15, 2006; Change in Accountants

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C. and Shelley International CPA, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $25,000 and $17,000, respectively.

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

By:/s/ Jeffrey Groscost
Jeffrey Groscost, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Groscost	President, Principal Accounting	March 30, 2006
Jeffrey Groscost	Officer, and Director

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountant

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 77I -2598	FACSIMILE (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

AFV Solutions Inc

31544 W Nine DR Laguna Niguel, CA 92677

We have audited the accompanying balance sheet of AFV Solutions, Inc. (a Nevada corporation) as of December 31,2005 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2004 and prior were audited by another auditor.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFV Solutions Inc. as of December 31, 2005 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Boynton Beach Florida	/s/ Lawrence Scharfman
March 20, 2006	Lawrence Scharfman CPA PA

LICENSED IN FLORIDA & NEW YORK

AFV Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets

Current assets:
Cash	$ 167,141	$ 19,799
Prepaid expenses	-	147
Total current assets	167,141	19,946

Fixed assets, net
Total fixed assets	486,639	520,852
	486,639	520,852
Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$ 672,049	$ 559,067

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$ 4,681	$ -
Accrued expenses-related party	12,000	6,000
Notes payable	6,000	6,000
Notes payable – related party	30,000	-
Total current liabilities	52,681	12,000

Long term liabilities
Installment Loans	20,623	36,215
Mortgages Payable	175,552	174,757
Mortgages Payable – related party	200,000	200,000
Interest Payable – related party	31,750	19,750
Total long term liabilities	427,925	430,722

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $.001 par value, 100,000,000 shares authorized; 21,120,000 and 20,100,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	21,120	20,100
Stock subscription payable	130,966	130,966
Stock subscription receivable	(10,000)	-
Additional paid-in capital	3,222,743	312,522
Accumulated (deficit)	(3,173,414)	(347,271)
Stockholders' equity	191,443	116,345
Total liabilities and stockholders' equity	$ 672,049	$ 559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004

Revenue	$ 186,366	$ 115,881
Cost of sales	13,550	27,598
Gross profit	172,816	88,283

Expenses:
General and administrative expenses	531,406	150,596
General and administrative expenses – related party	6,000	6,000
Depreciation	42,568	33,897
Financing expenses	1,275,041	-
Share-based compensation	85,200	-
Professional fees	125,676	-
Consulting fees	482,000	32,700
Consulting fees – related party	-	3,350
Research and development	434,401	40,000
Total operating expenses	2,982,292	266,543

Net operating (loss)	(2,809,476)	(178,260)

Other income (expenses):
Interest income	2,210	-
Interest expense	(6,273)	(18,925)
Interest expense – related party	(12,000)	(12,000)
Total other income (expenses)	(16,063)	(30,925)

Net (loss)	$ (2,825,539)	$ (209,185)

Weighted average number of common shares outstanding - basic and fully diluted	20,161,370	20,100,000

Net (loss) per share – basic and fully diluted	$ (0.14)	$ (0.01)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Statement of Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-in Capital	Subscriptions Payable	Subscriptions Receivable	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000			(7,500)				7,500
Shares issued for cash	5,000,000	5,000			20,000				25,000

Net loss
For the year ended December 31, 2002								(8,160)	(8,160)

Balance, December 31, 2002	20,000,000	20,000	-	-	12,500			(8,160)	24,340

Series A Convertible Preferred Stock Issued for Asset Purchase Agreement			28,334	28	169,972				170,000
Shares issued for Intellectual Property	100,000	100	-	-	24,900				25,000

Net loss			-	-	-	-	-
For the year ended December 31, 2003								(54,079)	(54,079)

Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372			(62,239)	165,261

Subscription payable						130,966	-		130,966
Donated capital					105,150				105,150

Net loss
For the year ended December 31, 2004								(285,032)	(285,032)

Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	-	(347,271)	116,345

Donated capital					51,000				51,000
Subscriptions payable						-	-		-
Shares issued for cash	1,000,000	1,000			1,4999,000	-	(10,000)		1,490,000
Shares issued for consulting services	20,000	20			85,180				85,200
Warrants issued in connection with financing					1,275,041				1,275,041

Net
For the year ended December 31, 2005								(2,825,539)	(2,825,539)

Balance, December 31, 2005	21,120,000	$21,120	28,334	$ 28	$ 3,222,743	130,966	$ (10,000)	$ (3,173,414)	$ 191,443

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Cash Flow

	Year Ended December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$ (2,825,539)	$ (209,185)
Depreciation	42,568	33,897
Warrants issued for financing	1,275,041	-
Share-based compensation	85,200	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Decrease in prepaid expenses	148	(147)
(Decrease) in cash overdraft	-	(721)
Accrued liabilities	4,681	(2,194)
Increase in interest payable – related party	-	-
Increase in accrued liabilities - related party	6,000	6,000
Net cash (used) by operating activities	(1,411,901)	(172,350)

Cash flows from investing activities
Assets acquired	(7,354)	(64,634)
Net cash (used) by investing activities	(7,354)	(64,634)

Cash flows from financing activities
Checks issued in excess of cash available	-	(721)
Proceeds from notes payable – related party	30,000	-
Proceeds from installment loans	-	27,040
Payment on installment loans	(15,592)	(4,611)
Proceeds from mortgage loans	(860)	-
Payment on mortgage loans	-	-
Interest payable	49	-
Interest payable - related party	12,000	12,000
Prior period depreciation adjustment	-	(13,041)
Cash from issuance of common stock	1,5000,000	-
Subscriptions payable	-	130,966
Subscriptions receivable	(10,000)	-
Donated capital	51,000	105,150
Net cash provided by financing activities	1,566,597	256,783

Net increase (decrease) in cash	147,342	19,800
Cash - beginning	19,799	-
Cash - ending	$ 167,141	$ 19,800

Supplemental disclosures:
Interest paid	$ 6,273	$ 18,925
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

Note 1 – Summary of Accounting Policies

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”, however, following close scrutiny we felt that establishing a holding company structure would be the best business strategy. Therefore, on March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”) The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached as exhibit 3(i)(a) to a Form 8-K filed on March 24, 2005. We changed our name to AFV because we are looking to enter the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc. (“ARI”).

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

Cash and cash equivalents

The Company maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Research & Development

The Company charges expenditures relating to research and development and improvements to expense as incurred. Research & development expenses totaled $434,401 and $40,000 for the years ended December 31, 2005 and 2004 respectively.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Office Furniture	5 years
Computer software	3 years
Automobile	5 years
Buildings and Improvements	28 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extended the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2005.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $82,500 and $0 for the years ended December 31, 2005 and 2004, respectively

Note 2 – Going concern

As shown in the accompanying financial statements, the Company incurred recurring net losses of $2,825,539 and $209,185 in 2005 and 2004, respectively, and has an accumulated deficit of $3,173,414 as of December 31, 2005. For the Company to continue as a going concern it must seek additional sources of capital, and must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

December 31, 2005
Land	$ 137,000
Vehicles	135,864
Furniture and fixtures	15,608
Operating equipment	11,650
Buildings and improvements	283,764
Total fixed assets	583,886
Less accumulated depreciation	(97,247)
Total	$ 486,639

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

The Company recorded depreciation expense of $42,568 and $33,897 for the years ended

December 31, 2005 and 2004, respectively.

Note 4 – Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of December 31, 2005, management had determined impairment did not exist.

Note 5 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $3,173,414 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2005
Deferred tax assets:
Net operating loss carryforwards	$ 3,173,414
Total deferred tax assets	3,173,414

Net deferred tax assets before valuation allowance	3,173,414
Less: Valuation allowance	(3,173,414)
Net deferred tax assets	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Period Ended December 31, 2005
Federal and state statutory rate	($ 1,078,961)
Change in valuation allowance on deferred tax assets	1,078,961
$ -0-

Note 6 – Consulting Expense

During the year ended December 31, 2005 the Company entered into a consulting agreement with Laurence Ryckman (dba Alexander Auto) to provide specific Environment Protection Agency (“EPA”) and Alternative fuel consulting and support. At December 31, 2005 the Company paid AA a net amount of $480,000 for consulting services.

Note 7 – Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s former President, Rosemary Williams, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended December 31, 2005 the Company had accrued interest payable of $31,750.

The Company has two mortgages payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $97,594 and $77,958, respectively. The first mortgage has an interest rate of prime plus one percent (currently 7.5%) per annum and monthly interest only payments. The second mortgage has a stated interest rate of 9.5 % per annum with monthly and principal interest payment of $625. The Company expensed $18,273 in interest for the two mortgages during the year ended December 31, 2005.

Note 8 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On April 23, 2004, the Company received $130,966 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company’s $0.001 par value common stock, at a price of $2.50 per share. As of December 31, 2005, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966.

On October 17, 2005 the Company issued 20,000 shares for consulting services valued at $82,500, the fair market value of the underlying shares.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Financial Statements

During the year ended December 31, 2005 the Company issued 1,000,000 shares with 500,000 detachable warrants of its $0.001 par value common stock for cash totaling $1,500,000.

Note 9 – Related party transactions

The Company leases nine hundred square feet of office space from a former officer and director at a fair market value of $500 per month. During the year ended December 31, 2005, the Company accrued rent expense to a related party in the amount of $6,000.

Note 10 – Options and Warrants

During the year ended December 31, 2005 the company issued 500,000 detachable warrants with a weighted average price of $1.8. The value of the warrants using the Black-Scholes pricing model was $1,275,041, which the Company recorded as financing expense at December 31, 2005.

The assumptions used to value the warrants were: Warranty life-2 years, Stock price-$3.1, Volatility-136%, Strike price-$2.00.

Exercise Price	Number Outstanding	Weighted Average remaining contractual life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise price
$2.00	500,000	2.32	$1.80	500,000	$1.80

Transactions involving the Company’s warrant issuance are summarized as follows

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	-	$-
Options cancelled or expired	-
Warrants granted	500,000	-
Warrants exercised	-	-
Balance, December 31, 2005	500,000	1.80

Exercisable, December 31, 2005	500,000	$1.80

Note 11 – Subsequent Events

On January 6, 2006 the Company issued 160,000 shares of its $0.001 par value common stock for services valued at $384,000.