Form 10QSB
period 2006-03-31
AFV SOLUTIONS, INC.
filed 2006-05-19
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84565

AFV SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9710 Research Drive

Irvine, California 92618

(Address of principal executive offices)

(949) 748-6600

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 21,280,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

AFV Solutions, Inc.

Consolidated Balance Sheet

(unaudited)

	March 31,	December 31,
	2006	2005
		(audited)
Assets

Current assets:
Cash	$8,526	$167,141
Prepaid Expenses	625	-
Total current assets	9,151	167,141

Fixed assets, net	475,721	486,639
Total fixed assets	475,721	486,639

Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$503,141	$672,049

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,238	$4,681
Accrued expenses - related party	13,500	12,000
Notes payable	43,500	6,000
Notes payable - related party	30,000	30,000
Total current liabilities	88,238	52,681

Long term liabilities:
Installment loans	18,947	20,623
Mortgage payable	175,216	175,552
Mortgage payable - related party	200,000	200,000
Interest payable - related party	34,750	31,750
Total long term liabilities	428,913	427,925

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, 28,334 shares issued and outstanding	28	28
Common stock, $0.001 par value, 100,000,000 shares
authorized, 21,280,000 and 21,120,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	21,280	21,120
Stock subscription payable	130,966	130,966
Stock subscription receivable	(10,000)	(10,000)
Additional paid-in capital	3,795,583	3,222,743
Accumulated (deficit)	(3,951,867)	(3,173,414)
	(14,010)	191,443

	$503,141	$672,049

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2006	2005

Revenue	$29,731	$31,560
Cost of sales	1,941	2,437

Gross profit	27,790	29,123

Expenses:
General and administrative expenses	12,967	41,412
General and administrative expenses - related party	1,500	1,500
Depreciation	10,918	10,550
Financing expenses	-	-
Share-based compensation	448,000	-
Professional fees	36,500	-
Research and development	290,250	15,000
Total operating expense	800,134	68,462

Net operating (loss)	$(772,344)	$(39,339)

Other income (expense)
Interest income	(3,109)	(497)
Interest expense – related party	(3,000)	(3,000)
Total other income (expenses)	(6,109)	(3,497)

Net (loss)	$(778,453)	$(42,836)

Weighted average number of common shares outstanding - basic and fully diluted	21,271,111	20,100,000

Net (loss) per share - basic and fully diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Cash Flow

(unaudited)

	Three months ended
	March 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$(778,453)	$(42,836)
Depreciation	10,918	10,550
Share-based compensation	448,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase in prepaid expenses	(625)	147
(Decrease) in cash overdraft
(Decrease) in accrued liabilities	(3,444)	-
Increase in interest payable - related party	3,000	3,000
Increase in accrued liabilities - related party	1,500	1,500
Net cash (used) by operating activities	(319,104)	(27,639)

Cash flows from investing activities
Assets acquired	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Checks issued in excess of cash available	-	318
Proceeds from notes payable – related party	-	-
Proceeds from notes payable	37,500	9,500
Proceeds from installment loans	-	-
Payment on installment loans	(1,676)	(2,648)
Proceeds from mortgage loans	-	-
Payment on mortgage loans	(335)	-
Proceeds from mortgage loans – related party	-	66
Prior period depreciation adjustment	-	-
Cash from issuance of common stock	-	-
Subscriptions payable	-	-
Subscriptions receivable	-	-
Donated capital	125,000	-
Net cash provided by financing activities	160,489	7,236

Net increase (decrease) in cash	(158,615)	(20,403)
Cash - beginning	167,141	20,403
Cash - ending	$8,526	$-

Supplemental disclosures:
Interest paid	$6,109	$18,925
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of March 31, 2006 management had determined impairment did not exist.

Note 4 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

AFV Solutions, Inc.

Notes to Financial Statements

March 31, 2006
Land	$ 137,000
Vehicles	135,864
Furniture and fixtures	15,608
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	538,886
Less accumulated depreciation	(108,165)

Total	$ 475,721

The Company recorded depreciation expense of $10,918 and $10,550 during the three months ended March 31, 2006 and 2005, respectively.

Note 5 – Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s former President, Rosemary Williams, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the three months ended March 31, 2006 the Company has accrued interest payable of $34,750.

The Company has two mortgages payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $97,635 and $77,582 respectively. The first mortgage has an interest rate of prime plus one percent (currently 7.5%) per annum and monthly interest only payments. The second mortgage has a stated interest rate of 9.5 % per annum with monthly and principal interest payment of $625. The Company expensed $2,920 in interest for the two mortgages during the three months ended March 31, 2006.

Note 6 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On January 6, 2006, the company issued 160,000 shares if its $.001 par value common stock for services valued at $448,000 which the company expensed as share-based compensation at March 31, 2006.

Note 7 – Related party transactions

The Company leases nine hundred square feet of office space from a former officer and director at a fair market value of $500 per month. During the three months ended March 31, 2006 the Company accrued rent expense to a related party in the amount of $1,500.

AFV Solutions, Inc.

Notes to Financial Statements

An Officer of the Company donated capital in the amount of $125,000 during the three-month period ended March 31, 2006.

During the three-months ended March 31, 2006 an officer lent the Company $37,500 which is non-interest bearing and due on demand.

Note 8 – Subsequent Events

On May 5, 2006, we officially announced the spin-off of our wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. to AFV stockholders of record as of May 10, 2006.

In May 2006, the Company closed a private placement of units totaling approximately $4,750,000. Pursuant to the memorandum we sold Investment Units at $50,000 and $80,000 per unit, for approximate proceeds of $1,775,000 and $3,099,600, respectively. Each unit consisted of 20,000 shares of common stock.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in anticipation of our acquisition of our Flagler Beach facility. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of entering the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc (“ARI”).

ARI intends to enter the business of manufacturing Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. ARI will also be a distributor of alternative fuel parts and components.

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). All of our current revenues are generated through Bed & Biscuit. Under this subsidiary we operate an upscale pet care facility under the name “Bed & Biscuit Inn™”. Due to the diversity of our subsidiaries we are planning to spin off the Bed & Biscuit subsidiary. Furthermore, we anticipate focusing more of our resources in pursuit of the alternative fuel industry.

For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $2,825,539 and $209,185, respectively. At March 31, 2006, we had a working capital deficit of $79,087. As a result of our financial condition, our financial statements for the period ended March 31, 2006 reflect the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

CURRENT OPERATIONS

We are aggressively pursuing opportunities within the alternative fuel industry and at this point in time have discontinued our previous plan of expanding our upscale pet care facilities beyond the Bed & Biscuit facility we currently operate. Furthermore, we officially announced on May 5, 2006, our intention to spin-off our subsidiary, Bed & Biscuit to our stockholders of record as of May 10, 2006.

During the last quarter of 2005 through the beginning of the second quarter of 2006, we have successfully received our first certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. The system allows a vehicle to operate on either gasoline or propane, with a simple flip of a switch, unlike other products which are dedicated to specifically propane or natural gas systems. Additionally, during the first quarter, we received a certificate of conformity from the U.S. Environmental Protection Agency for our dedicated propane system for the 2005 Ford Motor Company 4.6 liter engine. Although we believe this was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production level. We anticipate selling these products as a conversion system which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with the Ford Motor Companies in any way.

Subsequent to first quarter, we announced that we had reached an agreement with Wu Zhou Long Motors group to become the exclusive representative for sales, marketing, and distribution of their hybrid electric, CHG and LPG buses in five countries, including the United States, Mexico, and India. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation.

Satisfaction of our cash obligations for the next 12 months.

We are aggressively pursuing opportunities within the alternative fuel industry. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses, including the cash needed to pursue the activities of ARI.

We intend for these funding requirements to be fulfilled through either equity or debt financing. During the third and fourth quarters of 2005, we sold 50 Investment Units through a private placement memorandum to accredited investors. Pursuant to the memorandum we sold each Investment Unit at $30,000 per unit, for total proceeds of $1,500,000 prior to any offering expenses or fees. Each unit consisted of 20,000 shares of common stock and 10,000 warrants.

During the first quarter of 2006, we issued two promissory notes to our ARI president, Karina Ducoulombier, for a total of $37,500. These notes are non-interest bearing and are due on demand.

Subsequent to first quarter we closed a private placement of units amounting to approximately $4,750,000. Pursuant to the memorandum we sold approximately 36 Investment Units at $50,000 per unit, for total proceeds of $1,775,000. Each unit consisted of 20,000 shares of common stock. We also sold an additional 38 Investment Units at $80,000 per unit, for approximate proceeds of $3,099,600. Each unit consisted of 20,000 shares of common stock. At the time of this filing, we have closed the private placement but are still awaiting all the monies to clear. We anticipate that with these funds we will be able to sustain our cash obligations for the next 24 months; however, we may have future obligations that would require additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the three months ended March 31, 2006 and the year ended December 31, 2005 we spent $290,250 and $434,401, respectively, on research and development. We anticipate significant research and development expenditures in the future as we continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

Subsequent to the first quarter, ARI did take delivery of the patented electric bus built under our agreement with GYD of China. We had the bus shipped to the United States for testing and to begin the process of gaining federal authorization to import into the United States market. We also plan to open a new Southern California showroom, which will be used for showcasing our products, including the electric hybrid buses from Wu Zhou Long Motors Group. We anticipate the showroom opening by end of our second quarter.

Significant changes in number of employees.

The number of employees required to operate our business is currently 8 employees, which is mostly due to our operations of our pet facility in Florida. However, as a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required to operate our facilities. These increases will occur concurrent with our acquisition and/or lease of facilities for our ARI subsidiary. With the opening of our new showroom in Southern California, we have brought on Nelson Barba to head our International Sales. Mr. Barba will begin to establish a sales force to distribute and sell our CNG, LPG, and electric hybrid buses.

Results of Operations for the Three Months Ended March 31, 2006 and 2005 Compared.

The following table is a summary of our operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Revenues	$ 29,731	$ 31,560

Cost of Sales	1,941	2,437

General and Administrative Expenses	12,967	41,412

Share-based compensation	448,000	-

Research and development	290,250	15,000

Total Operating Expenses	800,134	68,462

Other income (expense)	(6,109)	(3,497)

Net Loss	$ (778,453)	$ (42,836)

Revenues

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Revenue	$ 29,731	$ 31,560	$ (1,829)	(6%)

Revenues for the three months ended March 31, 2006 were $29,731 compared to revenues of $31,560 in the three months ended March 31, 2005. This resulted in a decrease in revenues of $1,829, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We do still have operations through the Bed & Biscuit Inn. The decrease in revenues is related to a slight reduction in our clientele at our Bed & Biscuit facility in Flagler Beach, Florida. Our Bed & Biscuit facility is subject to people’s travel plans and need to board their pets. Therefore, indirectly our clientele will be determined on how much traveling is done by pet owners surrounding our facility in Flagler Beach.

Cost of sales

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Cost of sales	$ 1,941	$ 2,437	$ (496)	(20%)

Cost of sales for the three months ended March 31, 2006 was $1,941, a decrease of $496 from $2,437 for the same period ended March 31, 2005. We had a decrease in cost of goods sold compared to the same period last year because of the slight reduction in our operations of pet boarding. Additionally, our operations through our Bed & Biscuit Inn have somewhat stabilized allowing us to more efficiently manage our cost of sales. We have continued to operate our Bed & Biscuit Inn and have not had any cost of goods associated with our new planned business of the alternative fuel industry.

General and Administrative expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
General & Administrative expenses	$ 12,967	$ 41,412	$ (28,445)	(67%)

General and administrative expenses were $12,967 for the three months ended March 31, 2006 versus $41,412 for the three months ended March 31, 2005, which resulted in a decrease of $28,445. The decrease in general and administrative expenses was primarily due to the Company’s reduction of cash compensation to our personnel. We chose to utilize the issuance of shares as compensation as a means to conserve our cash. During the three months ended March 31, 2006 we issued a 160,000 shares valued at $448,000. We did not have any share-based compensation during the three months ended March 31, 2005.

We anticipate an increase in the general and administrative expenses by the Company as we continue to add more operational and administrative personnel, legal and other professional assistance with our continued plan to enter into the alternative fuel industry with ARI. We anticipate this transition to create up front costs but we are unable to determine how long these expenses will sustain or if they will continue for an extended amount of time.

Total Operating Expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Total operating expenses	$ 800,134	$ 68,462	$ 731,672	1069%

Overall operating expenses were $800,134 for the three months ended March 31, 2006 versus $68,462 for the three months ended March 31, 2005, which resulted in an increase of $731,672. This substantial increase is primarily due to the change in focus with our new subsidiary, ARI. Comparatively in 2005, we only had operating expenses relating to our Bed & Biscuit Inn. However, in later part of 2005 and through 2006, we have incurred substantial increases in expenses for professional fees, share-based compensation, and research and development all related to ARI and the move into the alternative fuel industry. We anticipate this transition to create up front costs but we are unable to determine how long these expenses will continue or if they will continue for an extended amount of time.

Net Loss

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31:
Net loss	$ 778,453	$ 42,836	$ 735,617

The net loss for the three months ended March 31, 2006 was $778,453, versus a net loss of $42,836 for the three months ended March 31, 2005, a change in net loss of $735,617. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above associated with our transition to the alterative fuel industry as well as the share-based compensation and research and developments expenses incurred as a result of our planned transition.

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

Liquidity and Capital Resources at March 31, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	March 31, 2006	December 31, 2005
Total Assets	$ 503,141	$ 672,049
Accumulated Deficit	$ 3,951,867	$ 3,173,414
Stockholders’ Equity (Deficit)	$ (14,010)	$ 191,443

Working Capital (Deficit)	$ (79,087)	$ 114,460

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

We anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

As of March 31, 2006 the existing capital and anticipated funds from operations were not sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

During the third and fourth quarters of 2005 we conducted a private placement whereby we raised $1,500,000 through the sale of units.

Subsequent to first quarter, we closed a private placement of units for more than $4,750,000. Pursuant to the memorandum we sold Investment Units at $50,000 per unit, for approximate proceeds of $1,775,000. Each unit consisted of 20,000 shares of common stock. We also sold additional Investment Units at $80,000 per unit, for approximate proceeds of $3,099,600. Each unit consisted of 20,000 shares of common stock. We anticipate that with these funds we will be able to sustain our cash obligations for the next 24 months; however, we may have future obligations that would require additional equity or debt financing.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH TO BUSINESS AND MARKETPLACE

We are uncertain as to our ability to obtain additional capital necessary to continue our business. Furthermore, the issuance of additional equity securities will cause dilution to our existing shareholders.

We have incurred an accumulated deficit as of March 31, 2006 of $3,951,867. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and subsequent to the three months ended March 31, 2006, we raised approximately $4,750,000 in additional proceeds to be used as general working capital.

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

We anticipate some risks as a result of potential operations internationally. These risks are a result of our sales, marketing, and distribution agreement with Shi Wu Zhou Long Motors to sell their CNG and LPG buses in five countries.

We anticipate having some operations outside of the United States and our success will depend, in part, on our ability to manage and expand these operations. The will require significant management attention and financial resources. Our operations will be subject to numerous and varied regulations. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our anticipated operating margins. There is also an additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies. These future foreign exchange rates may have a material adverse effect on our anticipated business and operating results.

International operations increase our exposure to international laws and regulations, with some additional risks associated with doing business in China.

Foreign laws and regulations are often complex and subject to variation and unexpected changes. This could result in potential litigation. In addition, there are few additional risk associated with doing business in China such as: complex set of licensing requirements and restrictions, currency fluctuation and exchange rate risks, protection of intellectual property, and difficulties and limitations on the repatriation of cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2006, we issued a total of 160,000 shares of common stock to 8 individuals for services provided to the Company. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and the 34 Act reports. We reasonably believe that the recipients immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were able capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and director on several occasions prior to their investment decision.

Subsequent Issuance

Subsequent to the first quarter of 2006, we closed a private placement of units for more than $4,750,000. Pursuant to the memorandum we sold Investment Units at $50,000 per unit, for approximate proceeds of $1,775,000. Each unit consisted of 20,000 shares of common stock. We also sold additional Investment Units at $80,000 per unit, for approximate proceeds of $3,099,600. Each unit consisted of 20,000 shares of common stock. We sold the 20 accredited investors.

We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 5, 2006, we officially announced the spin-off of our wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. to AFVS stockholders of record as of May 10, 2006.

A copy of the press release announcing the spin-off is attached here to as 99.7.

On May 10, 2006, we announced the appointment of Grant Gazdig to our Board of Directors. Mr. Gazdig will serve until the next annual meeting of our stockholders. Mr. Gadzig is currently the Founder and Managing Partner of Access Capital Limited of London, England, which he founded in 2004. Access Capital is a traditional Merchant Bank, whom is offering strategic and advisory services to AFV as well. Prior to founding Access Capital in 2004, Mr. Gazdig was a partner at Clearbrook Capital Partners LLP, a private equity firm in London. From 1999-2004, Mr. Gazdig served as the executive director of WESTLB, a principal finance group that was responsible for identifying opportunities, devising capital structure, and completing acquisitions of UK based entities as way to unlock asset value for shareholders. Mr. Gazdig has 17 years experience in investment banking and has worked at UBS Capital and Merrill Lynch in New York. Mr. Gazdig served as a Director and later as Vice President of UBS Capital. Prior to his involvement with UBS, Mr. Gazdig was a financial analyst and later an Associate / Assistant Vice President of Debt & Equity Capital Market division for Merrill Lynch in New York City.

A copy of the press release announcing this appointment is attached hereto as Exhibit 99.8.

On May 11, 2006, we announced that we had closed a private placement of units for more than $4,750,000, which has been described in greater detail in this report.

A copy of the press release announcing the closing of the private placement is attached hereto as Exhibit 99.9.

Item 6.	Exhibits and Reports on Form 8-K.

a) Exhibits

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d*****	Certificate of Amendment to Articles of Incorporation changing the Company’s name to AFV Solutions, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c****	Bylaws of Dogs International
3(ii)d*****	Bylaws of AFV Solutions, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
31*	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1*	Press Release announcing EPA Certification of Bifuel System, dated April 5, 2006
99.2*	Press Release announcing agreement with Shenzhen Shi Wu Zhou Long Motors Group Corp, Ltd. of China, dated April 6, 2006.

99.3*	Press Release announcing delivery of hybrid bus built by Shenzhen Shi Wu Zhou Long Motors, dated April 18, 2006.
99.4*	Press Release announcing the hiring of Nelson Barba as Vice President of International Sales, dated April 20, 2006
99.5*	Press Release announcing EPA certification of propane system for automobile engines, dated May 2, 2006
99.6*	Press Release announcing Access Capital signing formal engagement as a strategic financial advisor, dated May 3, 2006.
99.7*	Press Release announcing plan to spin off Bed & Biscuit subsidiary, dated May 5, 2006
99.8*	Press Release announcing Grant Gazdig being appointed to the Board of Directors, dated May 10, 2006
99.9*	Press Release announcing completion of Unit Placement totaling $4,750,000, dated May 11, 2006

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-QSB filed on May 15, 2003.
****	Incorporated by reference in Form 10-QSB, dated April 2, 2003.
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Jeffrey Groscost

Jeffrey Groscost,
President and Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 18, 2006