Form 10KSB
period 2006-06-30
AFV SOLUTIONS, INC.
filed 2006-10-11
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☐    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☒ TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2006 to June 30, 2006

Commission file number 333-84565

AFV SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9710 Research Drive
Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 748-6600

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Name of small business issuer in its charter)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The issuer’s revenues for its most recent fiscal year ended June 30, 2006. $62,510.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of September 22, 2006, 2006 was $101,572,602.50 based on a share value of $8.23.

The number of shares of Common Stock, $0.001 par value, outstanding on September 22, 2006 was 22,732,500 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

AFV SOLUTIONS, INC.

(formerly Dogs International)

FOR THE FISCAL YEAR ENDED

June 30, 2006

Index to Report

on Form 10-KSB

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	eventual successful operations in the alternative fuel industry;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

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

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.” On March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, in anticipation of entering into the alternative fuel industry through our wholly owned subsidiary AFV Research, Inc (“ARI”), we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”).

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate an upscale pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. However, we have discontinued our previous plan of expanding the upscale pet care facilities. Due to the diversity of our subsidiaries we announced on May 5, 2006, our intention to spin off the Bed & Biscuit subsidiary to our stockholders of record as of May 10, 2006.

(b)	Our Business

Business Strategy

We are aggressively pursuing and focusing more of our resources within the alternative fuel industry and have discontinued our previous plan of expanding our upscale pet care facilities beyond the Bed & Biscuit facility we currently operate.

We will continue our current business operations through Bed & Biscuit until an effective registration has been declared for our intended spin-off. Under this subsidiary we currently operate an upscale pet care facility and we have focused these operations by offering our customers a complete assortment of pet-related (initially focused primarily on dogs) products and services at competitive prices with superior levels of customer service at convenient locations.

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. Alternative fuels, as defined by the Energy Policy Act of 1992 (EPAct), include ethanol, natural gas, propane, hydrogen, biodiesel*, electricity, methanol, and p-series fuels.

The EPAct was passed by Congress to reduce the United State's dependence on imported petroleum by requiring certain fleets to acquire alternative fuel vehicles, which are capable of operating on nonpetroleum fuels. The U.S. Department of Energy administers the regulations through the:

•	Federal Fleet Requirements
•	State and Alternative Fuel Provider Rule
•	Private and Local Government Fleet Rule
•	Alternative Fuel Designation Authority

These fuels are being used worldwide in a variety of vehicle applications. We believe three independent market factors; economics, energy independence and environmental concerns, are driving the growth of the market for alternative fuel technology.

We believe the historic price differential between propane or natural gas and gasoline results in economic benefit to end users of alternative fuel technology. The price of alternative fuels such as natural gas or propane is typically 40% to 60% less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries are taking advantage of these economics.

In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves.

Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

Our nation's energy security depends on the efficiency of our transportation system and on which fuels we use. Transportation in the United States already consumes much more oil than we produce here at home and the situation is getting worse. Domestic oil production has been dropping steadily for over 20 years, and experts predict that by 2025, about 70% of our oil will be imported.

Governmental emissions regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions.

Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities, particularly those outside the United States, are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in London, Milan, Rome and India, the respective governments have taken steps such as prohibiting the use of certain vehicles on designated days of the week.

Market

According to the most recent statistics from the World LP Gas Association, the International Association for Natural Gas Vehicles or IANGV and the European Natural Gas Association, there are over 5.7 million gaseous fuel vehicles in use worldwide: either for personal mobility, fleet conveyance or public transportation. As the world's vehicle population increases from 800 million to over 1.3 billion by 2020, most growth will occur in developing countries within Asia, North Africa, and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people, and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership.

The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. Growth projections, reported by the Energy Information Administration and the IANGV in comparison with current data available from the European Natural Gas Vehicle Association, indicate that over two million additional alternative fuel vehicles will be introduced worldwide by 2010. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union's four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fuels by 2020.

Asia is emerging as a significant growth market for alternative fuel vehicles. China, already the world's second-largest energy consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will drive up demand.

In pursuit of the alternative fuel industry, on June 30, 2006, we entered into an acquisition agreement and consulting agreement with Stalk, LLC. Under the acquisition agreement we agreed to purchase certain assets involved in the testing and analysis of alternative fuel systems. Under the consulting agreement STALK agreed to limit, for a two year period, its alternative fuel testing, consulting, training services, and EPA or CARB certified parts and components exclusively to us, with the one exception of the YCS Transportation Company, a Las Vegas, Nevada based taxi conglomerate.

In addition to pursuing the alternative fuel industry, we are evaluating the possible expansion of our operations into the automotive repair industry. During the period ended June 30, 2006, we had not begun any operations in this field but anticipate we may do so in the near future. We anticipate these operations to be conducted out of our Arizona facility and will initially include the installation services of our conversion.

Principal Products and Services

ARI intends to enter the aftermarket alternative fuel vehicle conversion business including the manufacturing of Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI plans to also be a distributor of alternative fuel parts and components. Additionally, we intend to market, and distribute hybrid electric, CHG and LPG buses from China.

What is an aftermarket alternative fuel vehicle conversion? A converted vehicle was originally designed to operate on gasoline but has been altered to run on an alternative fuel such as compressed natural gas (CNG) or liquefied petroleum gas (LPG or propane). Vehicle conversions offer alternative fuel vehicles options to fleet managers and consumers alike, beyond the supply of original equipment manufacturer (OEM) alternative fuel vehicles.

All vehicle conversions must be certified according to Mobile Source Enforcement Memorandum 1A (Memo 1A), as well as the Addendum to Memo 1A, and the Revision to the Addendum to Memo 1A, which were issued by the EPA.

During the last nine months, we have successfully received our first certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. The system allows a vehicle to operate on either gasoline or propane, with a simple flip of a switch, unlike other products which are dedicated to specifically propane or natural gas systems. Additionally, during the quarter ended March 31, 2006, we received a certificate of conformity from the U.S. Environmental Protection Agency for our dedicated propane system for the 2005 Ford Motor Company 4.6 liter engine. Although we believe this was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production level. We anticipate selling these products as a conversion system which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with the Ford Motor Companies in any way.

We intend to continue to develop and obtain certificates of conformity with as many engine families as our financial resources will permit, focusing initially on the most popular engines. An “engine family” is generally one manufacturer, displacement, or horsepower type of engine. The same engine model may be considered a different “family” in different manufacturing years.

In addition to the bifuel conversion systems, we announced that we had reached an agreement with Wu Zhou Long Motors group to become the exclusive representative for sales, marketing, and distribution of their hybrid electric, CHG and LPG buses in five countries, including the United States, Mexico, and India during the quarter ended June 30, 2006. These buses use a number of technologies to offer significant benefits in terms of carbon emissions and local air quality. Currently Wu Zhou Long Motors offers three different types of buses utilizing the various technologies as described below.

The Technology

Hybrid Electric Vehicles

Both technologies come together in hybrid electric vehicles, also known as HEVs or hybrids. Present-day hybrids are equipped with internal combustion engines (ICEs) and electric motors. A hybrid's ICE engine, as in any ICE-powered car, produces power through continuous, controlled explosions that push down pistons connected to a rotating crankshaft. That rotating force (torque) is ultimately transmitted to the vehicle's wheels.

A hybrid's electric motor is energized by a battery, which produces power through a chemical reaction. The battery is continuously recharged by a generator that like the alternator of a conventional car is driven by the ICE.

Hybrids can have a parallel design, a series design, or a combination of both:

•

In a parallel design, the energy conversion unit and electric propulsion system are connected directly to the vehicle's wheels. The primary engine is used for highway driving; the electric motor provides added power during hill climbs, acceleration, and other periods of high demand.

•

In a series design, the primary engine is connected to a generator that produces electricity. The electricity charges the batteries, which drive an electric motor that powers the wheels. HEVs can also be built to use the series configuration at low speeds and the parallel configuration for highway driving and acceleration.

In conventional vehicles, energy from deceleration is wasted as it dissipates. In some hybrid vehicles, regenerative braking systems capture that energy, store it, and convert it to electricity to help propel the vehicle—ultimately increasing overall efficiency. Some hybrids also use ultracapacitors to extend the life of a hybrid vehicle's on-board battery system because they are better suited to capturing high power from regenerative braking and releasing it for initial acceleration.

Hybrid passenger cars arrived in the United States in model year 2000, following their introduction in Japan a few years earlier. First came the two-seat Honda Insight, followed by the Toyota Prius in model year 2001. Honda then introduced a hybrid version of its Civic sedan, and Toyota offered a second-generation Prius. Ford introduced its first hybrid, a version of the Escape sport utility vehicle, in model year 2005. Several other major automakers now either offer HEVs or plan to do so in the near future.

Hybrid systems have also proved effective in buses and heavy trucks. For example, Oshkosh Truck Corporation has demonstrated a diesel-electric system that may significantly improve the fuel economy and driving range of military vehicles. As a bonus, hybrids can be devised to generate alternating current electricity for other applications such as plug-in power tools. General Motors, through its Allison Transmission Division, produces a diesel-electric hybrid drivetrain for transit buses.

CNG and LNG (“Natural Gas”) Vehicles

Natural gas is domestically produced and readily available to end-users through the utility infrastructure. It is also clean burning and produces significantly fewer harmful emissions than reformulated gasoline or diesel when used in natural gas vehicles. In addition, commercially available medium- and heavy-duty natural gas engines have demonstrated over 90% reductions of carbon monoxide (CO) and particulate matter and more than 50% reduction in nitrogen oxides (NOx) relative to commercial diesel engines. Natural gas can either be stored onboard a vehicle as compressed natural gas (CNG) at 3,000 or 3,600 psi or as liquefied natural gas (LNG) at typically 20-150 psi. Natural gas can also be blended with hydrogen.

According to the Natural Gas Vehicle Coalition (NGVC), as of 2005 there are 130,000 light- and heavy-duty compressed natural gas (CNG) and liquefied natural gas (LNG) vehicles in the United States and 5 million worldwide.

Dedicated natural gas vehicles (NGVs) are designed to run only on natural gas; bi-fuel NGVs have two separate fueling systems that enable the vehicle to use either natural gas or a conventional fuel (gasoline or diesel). In general, dedicated NGVs demonstrate better performance and have lower emissions than bi-fuel vehicles because their engines are optimized to run on natural gas. In addition, the vehicle does not have to carry two types of fuel, thereby increasing cargo capacity and reducing weight.

•	Fuel Availability

CNG fueling stations are located in most major cities and in many rural areas. Public LNG stations are limited and used mostly by fleets and heavy-duty trucks. LNG is available through suppliers of cryogenic liquids.

•	Vehicle Safety

Natural gas vehicles are just as safe as today's conventional gasoline and diesel vehicles. They use pressurized tanks, which have been designed to withstand severe impact, high external temperatures, and environmental exposure. Adequate training is required to operate and maintain natural gas vehicles because they are different than gasoline or diesel vehicles. Training and certification of service technicians is required.

•	Vehicle Costs

In general, a natural gas vehicle can be less expensive to operate than a comparable conventionally fueled vehicle depending on natural gas prices. Natural gas can cost less than gasoline and diesel (per energy equivalent gallon); however, local utility rates can vary. Purchase prices for natural gas vehicles are somewhat higher than for similar conventional vehicles. The auto manufacturers' typical price premium for a light-duty CNG vehicle can be $1,500 to $6,000, and for heavy-duty trucks and buses it is in the range of $30,000 to $50,000. Federal and other incentives can help defray some of the increase in vehicle acquisition costs. In addition, fleets may need to purchase service and diagnostic equipment if access to commercial CNG/LNG vehicle maintenance facilities is not available. Retrofitting a conventional vehicle so it can run on CNG may cost $2,000 to $4,000 per vehicle.

•	Maintenance Considerations

High-pressure tanks that hold CNG require periodic inspection and certification by a licensed inspector. Fleets doing on-site maintenance may need to upgrade their facilities to accommodate NGVs. Costs for upgrading maintenance facilities will depend on the number of modifications required. Some natural gas vehicle manufacturers now recommend oil changes at intervals twice as long as similar gasoline or diesel models (10,000-12,000 miles). Refer to the vehicle owner's manual or consult the manufacturer to determine proper maintenance intervals.

•	Benefits
•

Compared with vehicles fueled by conventional diesel and gasoline, NGVs can produce significantly lower amounts of harmful emissions such as nitrogen oxides, particulate matter, and toxic and carcinogenic pollutants. NGVs can also reduce emissions of carbon dioxide, the primary greenhouse gas.

•	The cost of a gasoline-gallon equivalent of CNG can be favorable compared to that of gasoline, but varies depending on local natural gas prices.
•	Natural gas is mostly domestically produced. In 2004, net imports of natural gas was approximately 15% of the total used, with almost all the imports coming from Canada.
•	Some natural gas vehicle owners report service lives 2 to 3 years longer than gasoline or diesel vehicles and extended time between required maintenance.
•	Performance
•

Vehicle range for CNG and LNG vehicles generally is less than that of comparable gasoline- and diesel-fueled vehicles because of the lower energy content of natural gas. Extra storage tanks can increase range, but the additional weight may displace some payload capacity.

•	NGV horsepower, acceleration, and cruise speed are comparable with those of an equivalent conventionally fueled vehicle.
•	Depending on the number of cylinders and their locations, some payload capacity may be compromised with NGVs.
•	Bi-fuel NGVs offer a driving range similar to that of gasoline vehicles.

Distribution Methods and Marketing

ARI intends to market its gasoline/propane bifuel conversion system to law enforcement agencies, taxi services, and state and federal government agencies which operate fleets of automobiles consistent with 2003, 2004, and 2005 Ford Motor Company 4.6 liter engines. Fleet operators would be able to retrofit their automobiles to run our system. We plan to establish a marketing program for these initial target markets emphasizing the advantages of cost and availability of propane/fuel for their vehicles.

Additionally, we plan to market the Wu Zhou Long Motors’ products after we have assembled a sales team to oversee production quality, shipping, and delivery logistics. In April of 2005 we created a managerial position to oversee establishment of a sales force to handle the international sales. We anticipate we will be hiring additional sales people as our operations expand in this field. We anticipate our initial sales to be outside the United States but eventually will also incorporate sales to the United States upon fulfilling all federal regulatory requirements with the National Highway Traffic Safety Administration and U.S. Department of Transportation.

Competition and Market Overview

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

We believe that the markets for gaseous fuel vehicles will continue to develop, especially in countries where all three market factors are prevalent. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry. Given the demonstrated world-wide interest in developing and using methods of transportation less reliant on oil, we believe our bifuel systems will be well received in not only America, but also in other industrialized countries. Additionally, there is a strong global market for bus and coach industries, especially in more areas that rely heavily on public transportation.

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

The following information is a brief look at the competition in some of our intended markets under the Wu Zhou Long Motors’ agreement:

India

India is the second most populous country in the world and has a high demand for public transport as a result of low individual car ownership as well as congestion and high pollution in its major cities. The Indian government currently gives strong incentives to protect the domestic manufacture of vehicles and has encouraged the introduction of CNG fueled vehicles. In fact the Government of the State of Delhi has stepped in and set up CNG fueling infrastructure. Various state governments within India have enacted regulations requiring the phase out of older buses with the replacement of buses that meet the Euro 3 standard or CNG fuelled buses. There has also been some pressure for the manufacturing industry to introduce low floor buses but this has been met with protests that India’s roadways are not suitable for these types of buses.

Mexico

Mexico has a well established bus and coach manufacturing industry and it is estimated that there are more than 130,000 buses and coaches in circulation in Mexico. Mexico has a poor rail system and therefore it has allowed a frequent coach services industry to flourish. In urban areas there is considerable competition between full size buses and privately owned taxis and minibuses. Not only is there a strong demand for buses in Mexico, it has also become an attractive location for manufacturers. Many of the larger manufacturers have factories or facilities located in Mexico.

Peru

In the capital of Lima, the Government has attempted to improve its public transportation system of buses by progressively lowering the maximum age limits on buses in circulation as well as address the issue of massive traffic jams and heavy pollution by promising to provide firm backing of public transportation in the future. Currently bus services are operated by owner-drivers and small companies in Lima and the surrounding cities. Peru has also been favorable to receiving old North American school and transit buses and therefore do not have strict import restrictions on the types of buses that can be brought into the country.

United States

The United States has enacted legislation that requires all vehicles bought with federal funding to meet a 60% of U.S. content requirement, unless waivers are granted. This ultimately influences the market and the United States’ largest market consists of school buses for transportation of children to and from schools. In most towns and cities, transit services are found and several cities have been developing Rapid Transit corridors to attract car owners to ride the bus and also help reduce the congestion and pollution of cities. There is a relatively larger market for medium size buses, which are used for services in smaller towns and cities, airports, shopping malls, and courtesy services. There is also a small market for commuter coaches and long-distance express coaches. Additionally, there are individual state regulations, which may vary in its requirements for buses and coaches.

Intellectual Property

Although we have not filed any patent applications for our alternative fuel products, during the last nine months, we have successfully received our first certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. Additionally, during the quarter ended March 31, 2006, we received a certificate of conformity from the U.S. Environmental Protection Agency for our dedicated propane system for the 2005 Ford Motor Company 4.6 liter engine. We plan to continue to seek EPA certifications for additional year and engine makes of different automobiles. We also entered into a purchase agreement with STALK LLC whereby we purchased certain assets involved in the testing and analysis of alternative fuel systems.

Governmental Approval and Regulation

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

All buses must comply with Construction and Use Regulations in the country in which they are first put into service. Of these regulations, there are two broad categories regulating mechanical parts and passenger standards. Most of the Construction and Use Regulations are derived from four main sources: the United Nations Economic Commission of Europe, European Commission, Federal Motor Vehicle Safety Standards in the United States and Canada, and Japanese Motor Vehicle Standards. The Economic Commission has developed legislation on the construction of the different types of motors and trailers with the view of uniformity. The European Commission has adopted many of the Economic Commission’s regulations as well introduced legislation limiting emissions from engines. These types of regulations are generally known as Euro 1, Euro 2, etc. Euro 4 will be applicable on new vehicles registered after October 2006. The Federal Motor Standards have additional regulations that pertain specifically to school buses and the emissions regulations are set by the EPA. As for the Japanese market, there are very restrictive regulations which have somewhat prevented most manufacturers from selling into Japan.

The Economic Commission and the EPA have similar objectives of progressively reducing the pollutants found in the air. However, the test cycles for these objectives are not uniform. The European Commission and the North American legislation have similar objectives with regards to passenger safety but once again the test standards can differ from each other. On a worldwide scale, most countries follow the European Commission with regards to emissions. Under the Euro 4 requirements, engines must have after-treatment of exhaust gases, which can be accomplished either by exhaust gas recirculation or selective catalytic reduction.

Our Pet Care Business

The Spin Off of Bed & Biscuit

As a result of our concentration of effort and involvement with the alternative fuel industry and lack of success in the development of our Bed & Biscuit business, we announced in May of 2006 our intention to spin off our Bed & Biscuit subsidiary to our stockholders of record as of May 10, 2006.

Bed & Biscuit Inns and Services: The Bed & Biscuit Inns were designed to offer a wide range of services including:

•	indoor pet suites for overnight or prolonged boarding;
•	24/7 supervision by a professionally trained staff;
•	off-leash playgrounds and training facilities;
•	pick up and delivery services:
•	pet related products and supplies; and
•	a bakery/cafe.

In addition, we planned to have Groomingdale’s, an onsite pet grooming facility, at each location. Each Groomingdale’s would be operated by experienced and licensed professionals. We currently have only one operating facility and as of the date of this filing, do not intend to expand our Bed & Biscuit inns and services.

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

*APPMA, 2005/2006 National Pet Owners Survey

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

Intellectual Property

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

Governmental Approval and Regulation

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

ITEM 2.	DESCRIPTION OF PROPERTY

On June 1, 2006, we entered into a 3 year lease for office space in California to serve as our company headquarters. We are located at 9710 Research Drive, Irvine, California 92618. We lease approximately 5,926 square feet, which includes 2,250 square feet of office space and 3,676 square feet of warehouse. We make monthly payments of $5,926 for the first year, $6,103 for the second year and $6,286 for the third year.

Subsequent to the year end of June 30, 2006, we entered into a 5 year lease for office space in Arizona at 240 E. Coury Avenue, Mesa, Arizona 85210. The office space is approximately 11,000 square feet and we make monthly payments of $5,350.

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

On July 1, 2003, the Company executed a year lease for offices located at 408 S. Daytona, Flagler Beach, Florida 32136. Effective November 1, 2003, the lease was re-negotiated to a new space of 900 square feet with monthly payments of $500.

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

ITEM 3.	LEGAL PROCEEDINGS

On or about June 2, 2006, China Auto Worldwide (“CAW”), a Nevada corporation, filed a claim for breach of contract, interference with contractual relations and/or business expectations, fraud, and a declaratory judgment with the Superior Court of Arizona in Maricopa County, Arizona, against AFV Solutions, Inc., A. Energy, LLC, Jeffrey Groscost, Rick Steele, Jeffrey Stebbins, Nelson Barba, collectively (“Defendants”), alleging that the Defendants breached a Non-Disclosure contract and a Joint Venture Contract. Additionally, CAW alleges Defendants interfered with its contractual relations and business expectancies with Nelson Barba and Chinese and Peruvian entities. CAW is also seeking declaratory judgment of their interest in A. Energy, value of their interest in A. Energy, and the parties’ interest under the Joint Venture Contract. The Company believes these claims have no merit and may pursue possible counterclaims.

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

No other matters were submitted to the vote of security holders during the fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock was approved for quotation on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “JTVL” on September 20, 2002. On March 26, 2003, as a result of our name change to DOGS INTERNATIONAL, our trading symbol changed to “DOGN.”

On February 11, 2005, in connection with the name change to AFV Solutions, Inc. our OTC:BB trading symbol changed to “AFVS”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during 2004, 2005 and for the first six months of 2006, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Three Month Period Ended	High	Low

March 31, 2004	$2.05	$0.80
June 30, 2004	$2.25	$0.90
September 30, 2004	$2.95	$1.12
December 31, 2004	$2.15	$1.05
March 31, 2005	$3.30	$1.60
June 30, 2005	$3.25	$1.50
September 30, 2005	$7.06	$2.75
December 31, 2005	$4.68	$2.15
March 31, 2006	$3.86	$1.50
June 30, 2006	$12.75	$3.00

(b) Holders of Common Stock

As of September 22, 2006, we had approximately 87 stockholders of record of the 22,732,500 shares outstanding. As of September 22, 2006, the closing price of our shares of common stock was $8.40 per share.

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

Recent Sales of Unregistered Securities

On May 25, 2006, we issued 100,000 shares of our common stock to Medhi Hatamian. Mr. Hatamian paid cash of $400,000 in a private placement at a price of $4.00 per share.

During the quarter ended June 30, 2006, we closed various private placements of Investment Units for total of approximately $4,530,000 in proceeds. We sold Investment Units of 20,000 shares of our common stock between the ranges of $40,000 to $130,000 per unit. We sold to 20 accredited investors.

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

Subsequent Issuances

On July 17, 2006, we issued a total of 1,352,500 shares of common stock to the various accredited investors who purchased investment units as described above.

Currently we are conducting another private placement of investment units at $65,000 per unit. Each unit consists of 10,000 shares of common stock. At the time of this filing we have sold approximately 14 units to 11 accredited investors for approximate proceeds of $897,500. We have not closed this placement and have not yet issued the shares. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities

Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in connection with our acquisition of the Flagler Beach facility. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of our entering the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc (“ARI”).

We are aggressively pursuing opportunities within the alternative fuel industry and at this point in time have discontinued our previous plan of expanding our upscale pet care facilities beyond the Bed & Biscuit facility we currently operate. Furthermore, we officially announced on May 5, 2006, our intention to spin-off our subsidiary, Bed & Biscuit to our stockholders of record as of May 10, 2006. However, we continue to operate our other wholly owned subsidiary Bed & Biscuit, which operates an upscale pet care facility, until we have an effective registration statement allowing the spin-off to be complete. All of our current revenues are generated through our subsidiary Bed & Biscuit. However, as a result of recently raising the additional capital to execute our new line of business in alternative fuel, we anticipate the ability to begin having sales of our alternative fuel products in the next couple of quarters.

ARI intends to target the alternative fuel industry with a focus on manufacturing of Propane, Natural Gas, Hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment as well as being a distributor of hybrid electric, CNG and LPG buses. Its customers for the conversion kits will include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. ARI will also be a distributor of alternative fuel parts and components. Additionally, through its agreement with Wu Zhou Long Motors of China, we have the exclusive rights to sell these different types of buses in five countries, including the United States, Mexico, and India.

During the last nine months we have successfully received our first certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. The system allows a vehicle to operate on either gasoline or propane, with a simple flip of a switch, unlike other products which are dedicated to specifically propane or natural gas systems. Additionally, during the first quarter, we received a certificate of conformity from the U.S. Environmental Protection Agency for our dedicated propane system for the 2005 Ford Motor Company 4.6 liter engine. Although we believe this was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production level. We anticipate selling these products as a conversion system which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with the Ford Motor Companies in any way.

During the year ended June 30, 2006, we announced that we had reached an agreement with Wu Zhou Long Motors group to become the exclusive representative for sales, marketing, and distribution of their hybrid electric, CHG and LPG buses in five countries, including the United States, Mexico, and India. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation.

Satisfaction of our cash obligations for the next 12 months.

We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire upscale pet care facilities. However, we do intend to continue operations of our current pet facility while we also pursue the alternative fuel industry. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses of retrofitting ourselves as a manufacturer and distributor of alternative fuel products.

We intend for these funding requirements to be fulfilled through either equity or debt financing. During the quarters ended September 30, 2005 and December 31, 2005, we sold 50 Investment Units through a private placement memorandum to accredited investors. Pursuant to the memorandum we sold each Investment Unit at $30,000 per unit. By the end of 2005 all 50 units had been sold for total proceeds of $1,500,000 prior to any offering expenses or fees. Each unit consisted of 20,000 shares of common stock and 10,000 warrants. We anticipate that these investments will help sustain some of our cash obligations but we may have future obligations that will be fulfilled by additional equity or debt financing.

During the year ended June 30, 2006, we closed various private placements of 20,000 shares Investment Units for total of approximately $4,930,000 in proceeds. We sold these Investment Units between the ranges of $40,000 to $130,000 per unit. Each unit consisted of 20,000 shares of our common stock. At the close of these offerings we had sold to 20 accredited investors.

Subsequent to the year ended June 30, 2006, we initiated a private placement of Investment Units of 10,000 shares of our common stock at a price of $65,000 per unit. At the time of this filing we have sold approximately 14 units to 11 accredited investors for proceeds of $897,500. We have not closed this private placement and have not yet issued the shares. We anticipate that with all the funds raised in last nine months, we will be able to sustain our cash obligations for the next 24 months; however, we may have future obligations that would require additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the transitional year ended June 30, 2006 and the year ended December 31, 2005 we spent $418,150 and $434,401, respectively, on research and development. We anticipate significant research and development expenditures in the future as we continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

Expected purchase or sale of plant and significant equipment.

As a result of our intended spin-off of Bed & Biscuit we will not be purchasing or leasing any additional pet care facilities in the next twelve months. As part of our moving into the alternative fuel industry we anticipate acquiring equipment and other assets related to this industry. However, at this point in time we are unable to accurately determine an estimate for the amount of funds needed for these purchases.

During the year ended June 30, 2006, we took delivery of the patented electric bus built under our agreement with GYD of China. We had the bus shipped to the United States for testing and to begin the process of gaining federal authorization to import into the United States market. We also opened a new Southern California showroom, which will be used for showcasing our products, including the electric hybrid buses from Wu Zhou Long Motors Group. Finally in June 2006, we entered into a letter of intent to purchase a factory in China and paid a nonrefundable deposit of $500,000 in conjunction with this purchase.

Significant changes in number of employees.

The number of employees required to operate our business is currently 13 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. However, as a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required to operate our facilities. These increases have begun as we have established leases of facilities in both Arizona and California. With the opening of our new showroom in Southern California, we have brought on Nelson Barba to head our International Sales. Mr. Barba has begun to establish a sales force to distribute and sell our CNG, LPG, and electric hybrid buses.

Results of Operations for the Periods Ended June 30, 2006 and 2005 Compared.

The following table summarizes selected items from the statement of operations at the transitional year ended June 30, 2006 compared to the six months ended June 30, 2005

INCOME:

	Transitional year ended June 30, 2006 (audited)	Six months ended June 30, 2005 (unaudited)	Increase / (Decrease)
			$	%
Revenues	$ 62,510	$ 68,191	$ (5,681)	(8%)

Cost of Sales	4,615	4,167	448	11%

Gross Profit	57,895	64,024	(6,129)	(10%)

Gross Profit Percentage of Revenue	93%	94%	--	(1%)

Revenues

Revenues for the transition year ended June 30, 2006 were $62,510 compared to revenues of $68,191 for the comparable six months ended June 30, 2005. This resulted in a decrease in revenues of $5,681, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We still maintain operations through the Bed & Biscuit Inn, which continues to generate revenues for the Company. The slight decrease in revenues is a result of decreased clientele at our Bed & Biscuit facility in Flagler Beach, Florida.

Cost of sales

Cost of sales for the transition year ended June 30, 2006 was $4,615, an increase of $448 from $4,167 for the same period ended June 30, 2005. We had a minor increase in cost of goods sold compared to the same period last year. The increase was attributable to expected increases in our cost of materials associated with the operations of our Bed & Biscuit Inn. We have not had cost of goods associated with our new planned business of alternative fuel industry.

Gross profit

Gross profit for the transition year ended June 30, 2006 was $57,895, a decrease of $6,129 or 10% as compared to $64,024 for the comparable period of six months ended June 30, 2005. Overall gross profit as a percentage of revenue decreased from 94% for the transition year ended June 30, 2005 to 93% for the comparable six months ended June 30, 2006. Even though we had a slight decrease in revenues from our Bed & Biscuit Inn as compared to the same time last year, we were able to maintain our gross profit as a percentage of revenue by stabilizing our cost of sales with only a minimal increase.

EXPENSES:

	Transitional year ended June 30, 2006 (audited	Six months ended June 30, 2005 (unaudited)	Increase / (Decrease)
			$	%
General and administrative expenses	$ 944,382	$ 98,205	$ 846,177	862%

Research and development	418,150	55,000	363,150	660%

Total operating expenses	2,129,021	185,623	1,943,398	1047%

Net (Loss)	$ (2,084,295)	$ (121,599)	$ 1,962,696	1614%

General and administrative expenses

General and administrative expenses were $944,382 for the transitional year ended June 30, 2006 versus $98,205 for the comparable period of six months ended June 30, 2005, which resulted in an increase of $846,177. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance as we began our expansion into the alternative fuel industry with ARI.

Research and development

Research and development costs were $418,150 for the transitional year ended June 30, 2006 as compared to $55,000 for the comparable six months ended June 30, 2005. This resulted in an increase of $363,150 or 660%. As a result of obtaining our first certificates of conformity from the EPA for our gasoline/propane bifuel conversion systems, we had to increase the money spent in the area of research and development. Although we believe this was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production level. We anticipate eventually selling these products as a conversion system in various Ford, Lincoln and Mercury automobiles.

Total operating expenses

Overall operating expenses were $2,129,021 for the transitional year ended June 30, 2006 versus $185,623 for the six months ended June 30, 2005, which resulted in an increase of $1,943,398. This substantial increase is primarily due to the change in focus with our new subsidiary, ARI. During the same time in 2005, we had just begun the transition of our focus to the alternative fuel industry. Since that time we have incurred substantial increases in expenses for professional fees, consulting fees, research and development, and financing expenses all related to ARI. We anticipate additional up front costs but we are unable to determine how long these expenses will continue or for amount of time.

Net (loss)

The net loss for the transitional year ended June 30, 2006 was $2,084,295, versus a net loss of $121,599 for the comparable period of six months ended June 30, 2006, a change in net loss of $1,962,696. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above associated with our move to the alterative fuel industry as well as the general and administrative expenses incurred as a result of our planned transition.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2006 compared to June 30, 2005.

	June 30, 2006 (audited)	June 30, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 2,939,791	$ 3,725	$ 2,936,066	78,821%

Current Liabilities	$ 219,934	$ 45,000	$ 174,934	389%

Working Capital (Deficit)	$ 2,719,857	$ (41,275)	$ 2,761,132	6,690%

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

We may require additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

As of June 30, 2006 the existing capital and anticipated funds from operations were sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

During the quarters ended September 30, 2005 and December 31, 2005, we conducted a private placement whereby we raised $1,500,000 through the sale of units. During the quarter ended June 30, 2006, we closed various private placements of Investment Units made up of 20,000 shares for total of approximately $4,930,000 in proceeds. We sold these Investment Units between the ranges of $40,000 to $130,000 per unit

Currently we are conducting a private placement of Investment Units at $65,000 per unit. Each unit consists of 10,000 shares of common stock. At the time of the filing we have raised an additional $897,500 under this offering. We anticipate that with the combination of offerings the funds raised we will be able to sustain our cash obligations for the next 24 months; however, we may have future obligations that would require additional equity or debt financing.

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

Application of Critical Accounting Policies and Pronouncements

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $448,000 for the six months ended June 30, 2006 and $82,500 and $0 for the years ended December 31, 2005 and 2004, respectively.

Revenue Recognition

Revenue from boarding and care fees are recorded when pets are picked up and an invoice is given to the customer. The cost of services, consisting of feed and supplies, is expensed as incurred.

Recently Issued Accounting Pronouncement

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risk Relating With Our Business and Marketplace

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

Competition among companies in the alternative fuel industry is intense. Several companies’ market products that compete directly with our anticipated bifuel products and the various alternative fuel buses and/or coaches that we intend to distribute. It is estimated that there are slightly more than one hundred and thirty bus coach manufacturers in China alone and 70% of that market is currently controlled by 5 top producers. Other companies offer products that potential customers may consider to be acceptable alternatives to our anticipated products. In addition, we face direct competition from companies with potentially greater financial, technological, manufacturing, and personnel resources.

Improvements or changes in technology may make our products obsolete or difficult to sell.

There can be no assurance that new products or technologies, presently unknown to management, will not, at any time in the future and without warning render our products less competitive or even obsolete. Major automobile and truck companies, academic and research institutions, or others, for example, could develop new fuels or new devices which could be installed at the original equipment manufacturer level which could potentially render our bifuel product obsolete. In addition, competitors may develop technology and systems that can be sold and installed at a lower per unit cost. There can be no assurance that we will have the capital resources available to undertake the research, which may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Inability to adapt to technology could have a materially adverse effect on our results of operations.

The limited availability of alternative fuels can hinder our ability to market our products.

Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel traditionally has been the limited availability of alternative fuel sources, such as natural gas and propane. The success of engines based on alternative fuels will probably be directly affected by the development of the infrastructure of the natural gas industry and the widespread availability of such fuel sources. However, we believe that with the development of the bifuel conversion systems, vehicles will not be tied exclusively to alternative fuels, but will have the option and ability to operate on standard fuel alone. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels.

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

We anticipate some risks as a result of potential operations internationally. These risks are a result of our sales, marketing, and distribution agreement with Shi Wu Zhou Long Motors to sell their CNG, LPG and hybrid buses in five countries.

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

Foreign laws and regulations are often complex and subject to variation and unexpected changes. This could result in potential litigation. In addition, there are few additional risks associated with doing business in China such as: complex set of licensing requirements and restrictions, currency fluctuation and exchange rate risks, protection of intellectual property, and difficulties and limitations on the repatriation of cash.

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

We have incurred an accumulated deficit as of June 30, 2006 of $5,257,105. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the subsequent quarter of June 30, 2006, we raised approximately $897,500 in additional proceeds to be used as general working capital.

We will continue to depend on outside capital to pay for our deficit. Such outside capital may include the sale of additional stock, loans from our officer and director, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

Risk Factors Relating to Our Common Stock

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Shelley International CPA to Lawrence Scharfman & Co., CPA, P.C.

On March 6, 2006, we dismissed Shelley International CPA, as our independent accountants and appointed Lawrence Scharfman & Co., CPA, P.C. as our independents accountants for the year ending December 31, 2005. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors.

Lawrence Scharfman & Co., CPA, P.C. to Most & Company, LLP

On July 17, 2006, we replaced Lawrence Scharfman & Co., CPA, P.C. and engaged Most & Company, LLP for recent fiscal year end change to June 30, 2006. This change in accountants was recommended by our Executive Management and approved by the Board of Directors. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Most &

Company, LLP, regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP, Shelley International CPA, P.C., or Lawrence Scharfman & Co., CPA, P.C. as our independent accountants. There were no disagreements between us and any of the independent accountants on any matter of accounting principles or practices, or financial statement disclosure, or audit scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Jeffrey Groscost, our Chief Executive Officer and former Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subsequent to year end, we appointed Suzanne Herring as our Chief Financial Officer. Ms. Herring reevaluated the effectiveness of our disclosure controls pursuant to Exchange Act Rule 13a-15. Based on their evaluations, which disclosed no significant deficiencies or material weaknesses, Mr. Groscost and Ms. Herring, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Jeffrey Groscost	44	President, Secretary, Treasurer, Director
Suzanne Herring (1)	41	Chief Financial Officer
Grant Gazdig (2)	44	Director
Alexander Leon	44	Director
Carlos Zalduondo	62	Director
(1)	On August 23, 2006, Ms. Suzanne Herring was appointed as our Chief Financial Officer.
(2)

On May 5, 2006, Mr. Grant Gazdig was appointed to our Board of Directors but resigned on July 1, 2006. Mr. Gazdig will continue to be involved with the Company as an advisor if and when the Advisory Board is established.

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

Suzanne Herring was appointed as our Chief Financial Officer on August 23, 2006. Ms. Herring has over 19 years of financial, private and public accounting experience. Ms. Herring has worked as an auditor of public and non-public companies and has served as a chief financial officer for multiple businesses. Further, Ms. Herring has a broad individual and corporate taxation background. Since February 2005, Ms. Herring has been president of Opus Pointe, a Las Vegas, Nevada based consulting firm specializing in providing contract CFO services and internal control compliance and implementation to publicly traded small business issuers. From 1995 to present, Ms. Herring has owned and operated American West Financial Services, a Las Vegas, Nevada based financial and taxation consulting firm. From 2003 through 2005, Ms. Herring was an auditor for a Las Vegas, Nevada based CPA firm, Beckstead and Watts, LLP. Prior to joining Beckstead and Watts, Ms. Herring served as the Chief Financial Officer for a Las Vegas, Nevada based commercial development and construction company. From 1993 to 1995, Ms. Herring served as a staff accountant for Piercy, Bowler, Taylor & Kern CPAs, a Las Vegas, Nevada based CPA firm. In addition, Ms. Herring is a member of the American Institute of Certified Public Accountants (AICPA).

Ms. Herring majored in accounting and minored in finance at the University of Nevada Las Vegas. Further, Ms. Herring serves as a member of the board of directors and as chairman of the audit committee for Petrol Oil and Gas, Inc., a 34 Act registered company.

Grant Gazdig, was a director from May 5, 2006 through July 1, 2006. Mr. Gazdig is currently the Founder and Managing Partner of Access Capital Limited of London, England, which he founded in 2004. Access Capital is a traditional Merchant Bank, whom is offering strategic and advisory services to AFV as well. Prior to founding Access Capital in 2004, Mr. Gazdig was a partner at Clearbrook Capital Partners LLP, a private equity firm in London. From 1999-2004, Mr. Gazdig served as the executive director of WESTLB, a principal finance group that was responsible for identifying opportunities, devising capital structure, and completing acquisitions of UK based entities as way to unlock asset value for shareholders. Mr. Gazdig has 17 years experience in investment banking and has worked at UBS Capital and Merrill Lynch in New York. Mr. Gazdig served as a Director and later as Vice President of UBS Capital. Prior to his involvement with UBS, Mr. Gazdig was a financial analyst and later an Associate / Assistant Vice President of Debt & Equity Capital Market division for Merrill Lynch in New York City.

Alexander Leon was appointed to the Board of Directors on June 13, 2006. It is anticipated that upon the drafting of a Charter for an Audit Committee, Mr. Leon will chair our Audit Committee. Mr. Leon currently serves as the Chief Financial Officer and Treasurer of the Vanir Group of Companies, Inc., a holding company with several diversified commercial and institutional real estate development, financial services, construction, and construction management companies with over 16 offices throughout the United States. Mr. Leon has served in these positions since approximately 1990 and for the last 25 years Mr. Leon has been involved with Vanir in real estate, construction, construction management and related fields in variously held positions. Mr. Leon also sits on Vanir’s Board of Directors. The Vanir Companies include but are not limited to Vanir Development Company, Inc., Vanir Construction Management, Inc., Vanir Commercial Brokerage, Inc. and Vanir Construction Company, Inc.

Mr. Leon graduated from University of California Los Angeles with a Bachelor of Arts degree in Economics and holds a Masters from the University of Southern California.

Carlos Zalduondo was appointed to the Board of Directors on June 27, 2006. It is anticipated that the Company will form additional Board Committees and Mr. Zalduondo may serve on one or more of these Committees. Mr. Zalduondo has over 25 years of general manager, sales, finance, and marketing leadership experience. For the last five years he has been retired and done some management consulting work. Prior to that Mr. Zalduondo was the General Manager and President of Allergan-Lok Produtos Farmaceuticos Ltda. in San Paulo, Brazil for 9 years. During his time there he successfully managed a turn around of this Brazilian subsidiary to become cash positive and profitable business while also expanding throughout Latin America. Mr. Zalduondo also worked as the General Manager of Allergan Puerto Rico, Inc. from 1982-1991. Mr. Zalduondo first began his career in marketing with Eli Lilly, S.A. and has achieved a proven record of significantly bringing in new business, expanding existing account base, and developing new markets in the competitive pharmaceutical industry.

Mr. Zalduondo graduated from the University of Puerto Rico with a Finance degree and has received management training from the University of California Los Angeles. Mr. Zalduondo is also fluent in English, Spanish, and Portuguese.

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

Our Executive Officers or Directors have not been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our Executive Officers or Directors have not been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of a criminal proceeding which is currently pending.

Our Executive Officers or Directors have not been the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were filed in connection with the securities issuances to our newly appointed directors.

Audit Committee and Financial Expert

We do not have an Audit Committee at this time. Our board of directors will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document; however we plan to draft and enact one in the near future. We expect Mr. Leon to serve as the head of this committee once established.

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

Our decision to not adopt such a code of ethics results from our having only two officers and a small board of directors operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having two officers for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors will perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officers during the last two fiscal years and the transitional year ended June 30, 2006 of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Jeffrey Groscost, President, Principle Accounting Officer, and Director (1)	2005	$60,000	0	0	0	0	0
	2006	$30,000	0	0	0	0	0

Rosemary Williams, President, CFO, Secretary, Treasurer and Director (2)	2005 2004 2003	$2,500 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1)	Mr. Groscost was appointed as sole Officer on July 13, 2005.
(2)	Rosemary Williams served as a Director and Officer from May 28, 2003 to July 13, 2005.

Compensation Committee

We do not have a formal Compensation Committee. Our board of directors will perform some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our limited operating status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on September 22, 2006 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 22,732,500 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after September 22, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Caledonia Asset Holdings, Ltd.	7,500,000	33%
750 E. Warm Springs Road, Suite 250
Las Vegas, NV 89119

Elite Capital Management	2,500,000	11%
89 Blue Lagoon
Laguna Beach, CA 92651

All Beneficial Owners	10,000,000	44%

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

(2)	Figures are rounded to the nearest tenth of a percent.

Security Ownership of Management and Board of Directors

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Jeffrey Groscost, President (3)	152,000	1%
Suzanne Herring, Chief Financial Officer	0	*
Alex Leon, Director	153,750	1%
Carlos Zalduondo, Director	85,000	*

All Directors & Officers as a Group	390,750	2%

* Indicates less than 1%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 9710 Research Drive, Irvine CA 92618.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Ms. Williams served as our President until Mr. Jeffrey Groscost was appointed on July 13, 2005. Mr. Groscost received 152,000 shares on January 6, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our subsidiary, Bed and Biscuit, currently leases a 900 square foot office space located at 408 S. Daytona, Flagler Beach, Florida 32136, which is owned by our former president and chairman, Rosemary Williams. Ms. Williams owns the building that the office space is located in. We evaluated pricing on other available office space in Flagler Beach and found that the fair market value of $500 being paid to Ms. Williams is very competitive. During the transition period ending June 30, 2006, we accrued rent expenses in the amount of $3,000.

In addition, the Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to. Ms. Williams pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the period ended June 30, 2006 we had accrued interest payable of $37,750.

During the six months ended June 30, 2006, our ARI president, Karina Ducoulombier lent a total of $40,500 to the Company. This money was non-interest bearing and due on demand. Additionally, officers and directors donated capital in the amount of $255,966 during the six months ended June 30, 2006.

ITEM 13.	EXHIBITS

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d*****	Certificate of Amendment to Articles of Incorporation changing the Company’s name to AFV Solutions, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c****	Bylaws of Dogs International
3(ii)d*****	Bylaws of AFV Solutions, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference)

10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
21*	Subsidiaries of AFV Solutions, Inc.
31.1*	Certification of Jeffrey Groscost Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.1*	Certification of Jeffrey Groscost Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-QSB filed on May 15, 2003.
****	Incorporated by reference in Form 10-QSB, dated April 2, 2003.
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

Reports on Form 8-K

Form 8-K filed on July 11, 2006; Items 5.02, 8.01, 9.01

Form 8-K filed on July 26, 2006; Items 1.01, 4.01, 5.03, 8.01, 9.01

Form 8-K filed on August 30, 2006; Items 5.02, 8.01, 9.01

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Most & Company, LLP and Lawrence Scharfman & Co., CPA, P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years June 30, 2006 and December 31, 2005 were $20,000 and $25,000, respectively.

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

/s/ Jeffrey Groscost
Jeffrey Groscost	President, Director	October 11, 2006

/s/ Suzanne Herring
Suzanne Herring	Chief Financial Officer	October 11, 2006

/s/ Alex Leon
Alex Leon	Director	October 11, 2006

/s/ Carlos Zalduondo
Carlos Zalduondo	Director	October 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AFV Solutions, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of AFV Solutions, Inc. as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the ten month period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFV Solutions, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the ten month period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Most & Company, LLP

New York, NY

September 25, 2006

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountant

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE; (561) 733-0296
FACSIMILE; (516) 77I -2598	FACSIMILE; (56 I) 740-0613

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

AFV Solutions Inc

3710 Research Dr.

Irvine, CA 92618

We have audited the accompanying balance sheet of AFV Solutions, Inc. (a Nevada corporation) as of December 31, 2005 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2004 and prior were audited by another auditor.

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

LICENSED IN FLORIDA & NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors

AFV Solutions, Inc.

We have audited the balance sheet of AFV Solutions, Inc. as of December 31, 2004, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AFV Solutions, Inc. as of December 31, 2003, were audited by other auditors whose report dated April 22, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of AFV Solutions, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company sustained a loss in the year ended December 31, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Shelley International CPA

September 27, 2006

Mesa Arizona

AFV Solutions, Inc.

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash	$ 2,842,841	$ 167,141
Prepaid expenses	93,684	-
Other current assets	3,266
Total current assets	2,939,791	167,141

Fixed assets, net	739,898	486,639

Other assets:
Deposits	505,926	-
Goodwill	18,269	18,269
Total other assets	524,195	18,269

Total assets	$ 4,203,884	$ 672,049

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 73,215	$ 4,681
Accrued expenses-related party	15,000	12,000
Accrued interest-related party	37,750	31,750
Notes payable	17,469	20,623
Notes payable – related party	76,500	36,000
Total current liabilities	219,934	105,054

Long term liabilities
Mortgages Payable	173,198	175,552
Mortgages Payable – related party	200,000	200,000
Total long term liabilities	373,198	375,552

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $.001 par value, 100,000,000 shares authorized; 21,380,000 and 21,120,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	21,380	21,120
Stock subscription payable	4,520,000	130,966
Stock subscription receivable	-	(10,000)
Additional paid-in capital	4,326,449	3,222,743
Accumulated (deficit)	(5,257,105)	(3,173,414)
	3,610,752	191,443
	$ 4,203,884	$ 672,049

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

	June 30,		December 31,
	2006	2005	2005	2004
	(audited)	(unaudited)	(audited)

Revenue	$ 62,510	$ 68,191	$ 186,366	$ 115,881
Cost of sales	4,615	4,167	13,550	27,598

Gross profit	57,895	64,024	172,816	88,283

Expenses:
General and administrative expenses	944,382	98,205	531,406	150,596
General and administrative expenses – related party	3,000	3,000	6,000	6,000
Depreciation	27,040	21,100	42,568	33,897
Consulting services	653,200	-	567,200	36,050
Financing expenses	-	-	1,275,041	-
Professional fees	83,249	-	125,676	-
Research and development	418,150	55,000	434,401	40,000
Total operating expenses	2,129,021	177,305	2,982,292	266,543

Net operating (loss)	(2,071,126)	(113,281)	(2,809,476)	(178,260)

Other income (expenses):
Interest income	16	-	2,210	-
Interest expense	(7,185)	(2,318)	(6,273)	(18,925)
Interest expense – related party	(6,000)	(6,000)	(12,000)	(12,000)
Total other income (expenses)	(13,169)	(8,318)	(16,063)	(30,925)

Net (loss)	$ (2,084,295)	$ (121,599)	$ (2,825,539)	$ (209,185)

Weighted average number of common shares outstanding - basic and fully diluted	21,339,178	20,100,000	20,161,370	20,100,000

Net (loss) per share – basic and fully diluted	$ (0.10)	$ (0.01)	$ (0.14)	$ (0.01)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Subscriptions Payable	Subscriptions Receivable	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2003	20,100,000	$ 20,100	28,334	$ 28	$ 207,372	$ -	$ -	$ (62,239)	$ 165,261
Subscription payable						130,966	-		130,966
Donated capital					105,150				105,150

Net loss
For the year ended December 31, 2004								(285,032)	(285,032)

Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	-	(347,271)	116,345
Donated capital					51,000				51,000
Subscriptions payable						-	-		-
Shares issued for cash	1,000,000	1,000			1,4999,000	-	(10,000)		1,490,000
Shares issued for consulting services	20,000	20			85,180				85,200
Warrants issued in connection with financing					1,275,041				1,275,041

Net (loss)
For the year ended December 31, 2005								(2,825,539)	(2,825,539)

Balance, December 31, 2005	21,120,000	21,120	28,334	28	3,222,743	130,966	(10,000)	(3,173,414)	191,443
Donated capital	-	-	-	-	255,966	(130,966)	-	-	125,000
Subscriptions payable	-	-	-	-	-	4,520,000	10,000	-	4,530,000
Shares issued for cash	100,000	100	-	-	399,900	-	-	-	400,000
Shares issued for consulting services	160,000	160	-	-	447,840	-	-	-	448,000

Net (loss)
For the transition period ended June 30, 2006	-	-	-	-	-	-	-	(2,084,295)	(2,084,295)

Balance, June 30, 2006	21,380,000	$ 21,380	28,334	$ 28	$ 4,326,449	$ 4,520,000	$ -	$ (5,257,105)	$ 3,610,752

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Cash Flow

	June 30,		December 31
	2006	2005	2005	2004
	(audited)	(unaudited)	(audited)
Cash flows from operating activities
Net (loss)	$ (2,084,295)	$ (121,599)	$ (2,825,539)	$ (209,185)
Depreciation	27,040	21,100	42,568	33,897
Warrants issued for financing	-	-	1,275,041	-
Share-based compensation	448,000	-	85,200	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Increase in other assets	(3,266)	-	-	-
Increase in prepaid expenses	(93,684)	147	148	(147)
Increase in deposits	(505,926)	-	-	-
Increase in accounts payable and accrued liabilities	68,534	-	4,681	(2,194)
Increase in interest payable – related party	6,000	6,000	12,049	12,000
Increase in accrued liabilities - related party	3,000	3,000	6,000	6,000
Net cash (used) by operating activities	(2,134,597)	(91,352)	(1,399,852)	(159,629)

Cash flows from investing activities
Purchase of fixed assets	(280,299)	-	(7,354)	(64,634)
Net cash (used) by investing activities	(280,299)	-	(7,354)	(64,634)

Cash flows from financing activities
Checks issued in excess of cash available	-	-	-	(721)
Proceeds from notes payable – related party	40,500	-	30,000	-
Proceeds from installment loans	-	30,000	-	27,040
Payment on installment loans	(3,154)	(5,772)	(15,592)	(4,611)
Payment on mortgage	(1,749)	51	(860)	-
Prior period depreciation adjustment	-	-	-	(13,041)
Cash from issuance of common stock	400,000	-	1,5000,000	-
Subscriptions payable	4,530,000	-	-	130,966
Donated capital	125,000	51,000	51,000	105,150
Net cash provided by financing activities	5,090,597	75,279	1,554,548	244,783

Net increase (decrease) in cash	2,675,701	(16,073)	147,343	19,800
Cash – beginning	167,141	19,799	19,799	-
Cash – ending	$ 2,842,842	$ 3,726	$ 167,141	$ 19,800

Supplemental disclosures:
Interest paid	$ 2,405	$ 9,677	$ 6,273	$ 18,925
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

Note 1 – Organization and Operations

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”. On March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”).

Operations

AFV intends to enter the alternative fuel industry through its wholly-owned subsidiary AFV Research, Inc. (“ARI”). ARI intends to enter the business of manufacturing propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI will also be a distributor of alternative fuel parts and components.

Note 2 - Summary of Accounting Policies

Change in fiscal year

On July 17, 2006 the Company changed its fiscal year from December 31 to June 30. Accordingly, this report includes the results of operations for the six months ended on June 30, 2006.

Consolidated financial statements

The accompanying consolidated financial statements included all the accounts of AFV and its wholly-owned subsidiary, USPGT.

All intercompany transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation

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

Financial instruments

The Company considers the carrying amounts of financial instruments, including cash, prepaid expenses accounts payable and accrued expenses and note payable to approximate their fair values because of their relatively short maturities.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

Revenue recognition

Revenue from boarding and care fees are recorded when pets are picked up and an invoice is given to the customer. The cost of services, consisting of feed and supplies, is expensed as incurred.

Cash and cash equivalents

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has not experienced a loss in such accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Research & Development

The Company charges expenditures relating to research and development and improvements to expense as incurred. Research & development expenses totaled $418,150 and $55,00 for the six months ended June 30, 2006 and 2005 (unaudited).

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

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in the six months ended June 30, 2006 and 2005 (unaudited).

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2006 and 2005 (unaudited) 500,000 shares of common stock issuable under warrants had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Stock-based compensation totaled $448,000 for the six months ended June 30, 2006 and $82,500 and $0 for the six months ended June 30, 2005 (unaudited), respectively.

New accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Fixed Assets

The Company’s fixed assets consist of the following:

	June 30,
	2006	2005
Land	$137,000	$137,000
Vehicles	147,756	135,864
Furniture and fixtures	8,254	8,254
Operating equipment	263,313	11,650
Buildings and improvements	307,862	283,764

Total fixed assets	864,185	576,532
Less accumulated depreciation	(124,287)	(75,779)
Total	$739,898	$500,752

The Company recorded depreciation expense of $27,040 for the six months ended June 30, 2006 and $21,100 for the six months ended June 30, 2005 (unaudited).

Note 4 – Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of June 30, 2006, management had determined impairment did not exist.

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

For the six months ended June 30, 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2006, the Company had approximately $5,257,105 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

June 30,
2006
Deferred tax assets:
Net operating loss carryforwards	$5,257,105
Total deferred tax assets	5,257,105

Net deferred tax assets before valuation allowance	5,257,105
Less: Valuation allowance	(5,257,105)
Net deferred tax assets	$-0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2006

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

June 30,
2006
Federal and state statutory rate	$(1,787,416)
Change in valuation allowance on deferred tax assets	1,787,416
$-0-

Note 6 – Commitments

On June 30, 2006 the Company entered into a business restriction and consulting agreement with Stalk, LLC. The terms of the agreement call for bi-monthly installments in the amount of $5,000 for an annual total of $120,000. As of June 30, 2006 no payments had been made under this agreement.

During the year ended December 31, 2005 the Company entered into a consulting agreement with Alexander Auto to provide specific Environment Protection (“EPA”) and Alternative fuel consulting and support. No consulting fees were paid during the six months ended June 30, 2006

The Company currently leases its’ office and warehouse facility in Irvine, California under a non-cancellable 3-year operating lease.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

Commitments for minimum lease payments are as follows:

2006	$39,056
2007	$71,112
2008	$71,112
2009	$29,630

Note 7 – Mortgages and notes payable

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s former President, Rosemary Williams, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. The principal balance of the note at June 30, 2006 and 2005 (unaudited), was $200,000. The Company had accrued interest payable of $37,750 and $25,750, respectively.

The Company has two mortgages payable on the Bed & Biscuit Inn™ facility in Flagler Beach in the amount of $97,594 and $77,958, respectively. The first mortgage has an interest rate of prime plus one percent (currently 7.5%) per annum and monthly interest only payments. The second mortgage has a stated interest rate of 9.5% per annum with monthly principal and interest payments of $625. As of June 30, 2006 and 2005 the principal balance of the mortgages was $173,198 and $176,412, respectively. The Company expensed $3,589 and $2,318 in interest for the two mortgages during the six-months ended June 30, 2006 and 2005 (unaudited), respectively.

On October 30, 2004, the Company obtained a four-year installment note for the purchase of a vehicle in the amount of $40,604, bearing interest at a rate of 8.5%, maturing in October 2008. The principal balance as of June 30, 2006 and 2005 (unaudited) was $17,469 and $29,839 respectively.

The Company has entered into three demand notes with an officer of the Company totaling $276,500. Each note is non-interest bearing and due on demand. As of June 30, 2006 and 2005, the principal balance of the notes were $76,500 and $36,000, respectively.

Note 8 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On April 23, 2004, the Company received $130,966 in cash from an officer and stockholder, for the purchase of 52,386 shares of the Company’s $0.001 par value common stock, at a price of $2.50 per share. As of December 31, 2005, the Company had not issued the shares and a subscription payable was recorded in the amount of $130,966. On March 30, 2006, the officer donated the balance outstanding.

On January 6, 2006 the Company issued 160,000 shares for consulting services valued at $448,000 the fair market value of the underlying shares.

On March 31, 2006, an officer of the Company donated $125,000 for operating expenses.

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

During the six months ended June 30, 2006 the Company received $400,000 in cash for the purchase of 100,000 shares of the Company’s $0.001 par value common stock, at a price of $4.00 per share.

During the six months ended June 30, 2006 the Company received $4,530,000 in cash from subscription agreements to purchase shares of Company stock

Note 9 – Related party transactions

During the six months ended June 30, 2006, officers and directors of the Company contributed capital in the amount of $255,966 (see Note 7).

During the six month ended June 30, 2006 an officer of the Company lent the Company a total of $40,500 which is non-interest bearing and due on demand (see Note 6).

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the six months ending June 30, 2006, the Company accrued rent expense to a related party in the amount of $3,000.

Note 10 – Warrants

During the year ending December 31, 2005, the Company granted warrants to purchase up to 500,000 shares of its $.001 par value common stock to various individuals in connection with financing activities. The warrants are exercisable at an average price of $1.80 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $2.32. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 5.25%, zero dividend yield, average volatility of the Company’s common stock of 136% and an expected life of the warrants of two years. The warrants expire in 2007.

The following is a summary of activity of outstanding warrants to purchase the Company’s common stock at June 30, 2006:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2004	-	$ -

Warrants issued	-
Warrants exercised

Balance, December 31, 2004	-	-

Exercisable, December 31, 2004	-	$ -0-

Balance, January 1, 2005	-	-

Warrants issued	500,000	$1.80
Warrants exercised	-	-

Balance, December 31, 2005	500,000	1.80

Exercisable, December 31, 2005	500,000	$1.80

Balance, January 1, 2006	500,000	$1.80

Warrants issued	-	-0-
Warrants exercised	-	-0-

Balance, June 30, 2006	500,000	1.80

Exercisable, June 30, 2006	500,000	$1.80

The following is a summary of information warrants outstanding at June 30, 2006

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$1.50 – 2.00	500,000	3 years	$1.80	500,000	$1.80

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2005	2004

Average risk-free interest rates	5.25%	-%
Average expected life (in years)	3	-
Volatility	136%	-%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different

AFV Solutions, Inc.

(formerly Dogs International)

Notes to Consolidated Financial Statements

from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $1.80 per option.

Note 11 – Subsequent Events

On July 17, 2006, the Company issued 1,352,500 shares of its $0.001 par value common stock pursuant to subscription agreements received.