Form 10QSB
period 2006-09-30
AFV SOLUTIONS, INC.
filed 2006-11-20
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84565

AFV SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9710 Research Drive

Irvine, CA 92618

(Address of principal executive offices)

(949) 748-6600

(Issuer’s telephone number)

Former Fiscal Year end 12/31

(Former name, former address and former fiscal year, if changed since last report.)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 17, 2006, was 22,910,577 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.

Consolidated Balance Sheets

September 30, 2006
Assets

Current assets:
Cash	$ 2,485,278
Prepaid expenses	68,000
Other current assets	54,489
Total current assets	2,607,767

Fixed assets, net	943,017

Other assets:
Deposits	533,362
Other assets	2,502
Total other assets	535,864

Total assets	$ 4,086,648

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 114,260
Accrued expenses	5,795
Accrued expenses-related party	16,500
Accrued interest-related party	40,000
Notes payable	114,270
Total current liabilities	290,825

Long term liabilities
Mortgages Payable	78,948
Mortgages Payable – related party	150,000
Total long term liabilities	228,948

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28
Common stock, $.001 par value, 100,000,000 shares authorized; 22,732,500 issued and outstanding at September 30, 2006	22,733
Stock subscription payable	178
Stock subscription receivable	(10,000)
Additional paid-in capital	9,828,918
Accumulated (deficit)	(6,274,982)
3,566,875

$ 4,086,648

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,
	2006	2005

Revenue	$ 36,442	$ 80,002
Cost of sales	2,125	4,160

Gross profit	34,317	75,842

Expenses:
General and administrative expenses	129,499	63,728
General and administrative expenses – related party	1,500	1,500
Depreciation	37,819	10,550
Consulting services	228,723	-
Financing expenses	100,000	626,498
Investor relations	16,537	-
Professional fees	208,014	59,000
Research and development	5,000	288,200
Rent expense	57,872	9,977
Promotional and marketing	24,715	1,801
Salaries and wages	145,103	101,559
Travel expense	227,532	15,940
Impairment of intangible assets	18,269	-
Total operating expenses	1,200,583	1,178,753

Operating (loss)	(1,166,266)	(1,102,911)

Other income (expenses):
Interest income	11	769
Interest (expense)	(11,898)	(2,679)
Interest (expense) – related party	(2,250)	(3,000)
Total other income (expenses)	(14,137)	(4,910)

Net (loss)	$ (1,180,403)	$ (1,107,821)

Weighted average number of common shares outstanding - basic and fully diluted	21,340,853	20,100,000

Net (loss) per share – basic and fully diluted	$ (0.06)	$ (0.14)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Cash Flow

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net (loss)	$ (1,180,401)	$ (1,107,821)
Depreciation	37,819	10,550
Impairment of intangible assets	18,269	-
Warrants issued for financing	-	575,498
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other current assets	(54,489)	-
Prepaid expenses	46,408	-
Accounts payable and accrued liabilities	14,848	-
Interest payable – related party	2,250	3,000
Accrued liabilities – related party	1,500	1,500
Deposits and other assets	(10,053)	-
Net cash (used) by operating activities	(1,123,849)	(517,273)

Cash flows from investing activities
Purchases of fixed assets	(78,291)	-
Net cash (used) by investing activities	(78,291)	-

Cash flows from financing activities
Proceeds from notes payable – related party	-	200,000
Proceeds from installment loans	-	(8,236)
Payment on installment loans	(2,924)	-
Payment on mortgage	(50,000)	-
Cash from issuance of common stock	897,501	800,000
Subscriptions payable	-	-
Subscriptions receivable	-	-
Donated capital	-	51,000
Net cash provided by financing activities	844,577	1,042,764

Net increase (decrease) in cash	(357,563)	525,491
Cash – beginning	2,842,841	3,725
Cash – ending	$ 2,485,278	$ 529,216

Supplemental disclosures:
Interest paid	$ 11,898	$ 6,273

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Footnotes to Consolidated Financial Statements

Note 1 – Organization and Operations

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”, On March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”)

Operations

AFV intends to enter the alternative fuel industry through its wholly-owned subsidiary, AFV Research, Inc. (“ARI”). ARI intends to enter the business of manufacturing propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment. Its customers are intended to include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. In addition, ARI will also be a distributor of alternative fuel parts and components.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSBand Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934.. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. . Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management’s Discussion and Analysis as included in the Company's Annual Report on Form 10-KSB for the transitional period ended June 30, 2006.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating loses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure Of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reported period. Actual results could differ from these estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation

Note 3 – Stockholders’ equity

During the three months ended September 30, 2006, the Company issued 1,352,500 shares of its par value common stock pursuant to subscription agreements issued in the previous year.

During the three months ended September 30, 2006, the Company issued subscription agreements pursuant to a unit offering whereby each subscriber would receive 10,000 shares of $0.001 par value common stock at a price of $65,000 or $6.50 per share. The company sold a total of 138,077 shares for cash totaling $897,501. As of September 30, 2006, the shares are un-issued.

On September 30, 2006, an officer of the company elected to donate the entire principal balance of their demand note in the amount of $46,500. Additionally the officer also elected to donate a separate note in the amount of $30,000 representing the entire principal balance to the Company. As of September 30, 2006, the Company recorded $76,500 in donated capital.

Note 4 – Related party transactions

During the three months ended September 30, 2006 an Officer of the Company donated capital in the amount of $76,500.

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the three months ended September 30, 2006, the Company accrued rent expense to a related party in the amount of $3,000.

During the three months ended September 30, 2006, the Company accrued interest on its mortgage due to a former officer of the Company in the amount of $2,250.

Note 5 – Subsequent Events

On October 12th and 18th 2006, the Company issued 138,077 and 40,000 shares respectively of its par value common stock pursuant for subscription agreements received during the three months ended September 30, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	eventual successful operations in the alternative fuel industry;
o	compliance with foreign corrupt trade practices;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate an upscale pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. However, we have discontinued our previous plan of expanding the upscale pet care facilities and focus on the alternative fuel industry. Due to the diversity of our subsidiaries we announced on May 5, 2006, our intention to spin off the Bed & Biscuit subsidiary to our stockholders of record as of May 10, 2006.

We are aggressively pursuing opportunities within the alternative fuel industry at this point in time. As a result of raising additional capital during the twelve months, we anticipate the commercialization of our new line of business in alternative fuel. We anticipate the ability to begin having sales of our alternative fuel products in the next couple of quarters.

CURRENT OPERATIONS

Alternative fuels, as defined by the Energy Policy Act of 1992 (EPAct), include ethanol, natural gas, propane, hydrogen, biodiesel, electricity, methanol, and p-series fuels. When ARI was incorporated it intended to target the alternative fuel industry with a focus on manufacturing of propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment and this decision was largely influenced by our former CEO, Jeffrey Groscost. However, as a result of Mr. Groscost’s sudden death on November 3, 2006, ARI is in the process of reevaluating and reexamining its direction and involvement in the alternative fuel conversion kits.

Also in ARI’s pursuit of the alternative fuel and bifuel conversion systems, we entered into an acquisition agreement and consulting agreement with Stalk, LLC (“STALK”). Under the acquisition agreement we agreed to purchase certain assets involved in the testing and analysis of alternative fuel systems such as two dynamometers and emissions testing equipped bays, thereby allowing the alternative fuel development to be brought in-house. Under the consulting agreement STALK agreed to limit, for a two year period, its alternative fuel testing, consulting, training services, and EPA or CARB certified parts and components exclusively to us, with the one exception of the YCS Transportation Company, a Las Vegas, Nevada based taxi conglomerate. However, subsequent to the quarter ended September 30, 2006, we experienced some difficulties with STALK and STALK submitted a letter of termination, effective as of December 1, 2006. The termination letter and our current consulting agreement with STALK are being reviewed for purposes of renegotiation.

Prior to the occurrences mentioned above, we had during the last twelve months successfully received certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. Subsequent to the quarter ended September 30, 2006, we also received another certificate of conformity for our propane conversion system for the 2006 Ford Motor Company 4.6 liter engine. Although receiving these certificates of conformity was a large step in our pursuit of alternative fuel we have yet to produce this system on a mass production basis.

The target customers for the conversion kits include new vehicle manufacturers, major utilities, fleets, and a wide network of installation centers. ARI also planned to be a distributor of alternative fuel parts and components. We had anticipated selling these products as a conversion system, which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with the Ford Motor Companies in any way

In addition to pursuing the alternative fuel industry, our former CEO, Jeffrey Groscost, was evaluating the possible expansion of our operations into the automotive repair industry. During the period ended September 30, 2006, we had not begun any operations in this field but had anticipated doing so in the near future. We anticipated these operations to be conducted out of our Arizona facility and would initially include the installation and maintenance services of our conversion systems. As a result of this pursuit, we incorporated another wholly-owned subsidiary titled AFV Systems, Inc. subsequent to the quarter ended September 30, 2006. Once again as a result of Mr. Groscost’s sudden passing, we are unsure whether we will be able to expand our operations into this line of business.

In addition to the conversion kits, ARI intends to act as a distributor of hybrid electric, CNG and LPG buses through its Wu Zhou Longs Motors of China (“WZL”) agreement. Through our agreement with WZL, we are the exclusive representative for sales, marketing, and distribution of these different types of buses in five countries, including the United States, Mexico, and India. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation. We also gave a $500,000 nonrefundable deposit to WZL, which is to be allocated towards future bus purchases from WZL.

SUBSEQUENT EVENTS

As briefly mentioned above, we experienced a significant loss with the passing of our Chief Executive Officer, Secretary, Treasurer and Director, Mr. Jeffrey Groscost, on November 3, 2006. Mr. Groscost was an essential element and highly influential in our pursuit of the alternative fuel industry, especially with regards to the conversion kits. As a result of this unfortunate event, it has caused us to reevaluate our plan of operation for this business. At this point in time we are currently locating replacement candidate(s) for Chief Executive Officer, Secretary and Treasurer, but have appointed Mr. Richard Steele to serve in these capacities on an interim basis. Upon finding a replacement, we will be able to better assess our continuation of commercializing the conversion kits and the direction we intend to take in the alternative fuel industry.

We also experienced a potential setback with our commercialization of the conversion kits subsequent to the quarter ended September 30, 2006 due to STALK’s submittal of a termination letter of its consulting agreement. STALK has given a 30 day notice of termination, which is to be effective as of December 1, 2006. Pursuant to the consulting agreement, STALK had agreed to limit, for a two year period, its alternative fuel testing, consulting, training services, and EPA or CARB certified parts and components exclusively to us. Without this consulting agreement in place, we will have to seek a replacement that will continue our progress in commercializing the conversion kits.

Subsequent to the quarter ended September 30, 2006, we entered into an exclusive 5 year agreement with Guangzhou Baolong Group L.V. Automotive Industry Co., Ltd. (“Baolong”) to act as the exclusive world-wide, excluding China, sales representative of their various buses and vans, hybrid buses and vans, CNG buses and vans, LPG buses and vans, and garbage truck and other related vehicles. We also entered into a Letter of Intent with Baolong to acquire its factory located in Guangzhou, China to be closed in a final acquisition agreement allowing payment of both cash and stock.

Satisfaction of our cash obligations for the next 12 months.

We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire upscale pet care facilities. However, we do intend to continue operations of our current pet facility while we also pursue the alternative fuel industry. Additionally, we have previously announced the spin-off of our Bed & Biscuit subsidiary in the near future. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses of retrofitting ourselves as a manufacturer and distributor of alternative fuel products as well as the acquisition of the WZL facility.

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

During the year ended June 30, 2006, we closed various private placements of 20,000 Investment Units for a total of approximately $4,930,000 in proceeds. We sold these Investment Units to accredited investors at prices ranging from $40,000 to $130,000 per unit. Each unit consisted of 20,000 shares of our common stock.

During the quarter ended September 30, 2006, we initiated a private placement of Investment Units of 10,000 shares of our common stock at a price of $65,000 per unit. At the time of this filing we have sold approximately 18 units to 14 accredited investors for proceeds of $1,157,500. We have not closed this private placement but have issued a total of 178,077 shares as of the date of this filing. We anticipate that with all the funds raised in the last nine months, we will not be able to sustain our cash obligations for the next 12 months and we may be required to enter into additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the quarter ended September 30, 2006 and the transitional year ended June 30, 2006 we spent $5,000 and $418,150, respectively, on research and development. We anticipate significant research and development expenditures in the future assuming we continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

Expected purchase or sale of plant and significant equipment.

As a result of our intended spin-off of Bed & Biscuit we will not be purchasing or leasing any additional pet care facilities in the next twelve months. As part of our moving into the alternative fuel industry we anticipate acquiring equipment and other assets related to this industry. Under the acquisition agreement with STALK, LLC we purchased certain assets involved in the testing and analysis of alternative fuel systems such as two dynamometers and emissions testing equipped bays. However, at this point in time we are unable to accurately determine an estimate for the amount of funds needed for any additional purchases.

During the year ended June 30, 2006, we took delivery of the patented electric bus built under our agreement with GYD of China. We had the bus shipped to the United States for testing and to begin the process of gaining federal authorization to import busses into the United States market. We also opened a new Southern California showroom, which is being used for showcasing our products, including the buses from WZL. Additionally, as of the quarter ended September 30, 2006 we have given a nonrefundable deposit of $500,000 to WZL, which is to be allocated towards future bus purchases.

Significant changes in number of employees.

The number of employees required to operate our business is currently 13 full time and 3 part time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. In addition to our employees we currently utilize 4 consultants. As a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required to operate our facilities. These increases have begun as we have established leases of facilities in both Arizona and California. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Periods Ended September 30, 2006 and 2005 Compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

INCOME:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease)
			$	%
Revenues	$ 36,442	$ 80,002	$ (43,560)	(54%)

Cost of Sales	2,125	4,160	(2,035)	(49%)

Gross Profit	34,317	75,842	(41,525)	(55%)

Gross Profit Percentage of Revenue	94%	95%	--	(1%)

Revenues

Revenues for the three months ended September 30, 2006 were $36,442 compared to revenues of $80,002 for the comparable three months ended September 30, 2005. This resulted in a decrease in revenues of $43,560, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We still maintain operations through the Bed & Biscuit Inn, which continues to generate revenues for the Company. The decrease in revenues is a result of decreased clientele at our Bed & Biscuit facility in Flagler Beach, Florida. Additionally, we have not promoted or marketed the Bed & Biscuit facility as much as in the past because we have begun to focus our operations in the alternative fuel industry.

Cost of sales

Cost of sales for the three months ended September 30, 2006 was $2,125, a decrease of $2,035 from $4,160 for the same period ended September 30, 2005. Naturally as a result of our large decrease in revenues we experienced a decrease in our cost of goods because of fewer pets to board at our facility. Our percentage decreases in revenues and cost of sales were proportionally matched, with the slight exception of expected increases in some of our cost of materials associated with our operations. We have not had cost of goods associated with our new planned business in the alternative fuel industry.

Gross profit

Gross profit for the three months ended September 30, 2006 was $34,317, a decrease of $41,525 or 55% as compared to $75,842 for the comparable period of three months ended September 30, 2005. Overall gross profit as a percentage of revenue decreased from 95% for the three months ended September 30, 2005 to 94% for the comparable three months ended September 30, 2006. Even though we had a substantial decrease in revenues from our Bed & Biscuit Inn when compared to the same time last year, we were able to maintain our gross profit as a percentage of revenue by stabilizing our cost of sales.

EXPENSES:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 130,999	$ 65,228	$ 65,771	101%

Research and development	5,000	288,200	(283,200)	(98%)

Consulting services	228,723	-	228,723	-

Financing expenses	100,000	626,498	(526,498)	(84%)

Salaries and wages	145,103	101,559	43,544	43%

Travel expenses	227,532	15,940	211,592	1,327%

Total operating expenses	1,200,583	1,178,753	21,830	2%

Net Loss	$ (1,180,403)	$ (1,107,821)	$ 72,582	7%

General and administrative expenses

General and administrative expenses were $130,999 for the three months ended September 30, 2006 versus $65,228 for the comparable period of three months ended September 30, 2005, which resulted in an increase of $65,771. The increase in general and administrative expenses was primarily due to our continued expansion in the alternative fuel industry. When compared to the same time last year, we have greatly expanded our pursuit in alternative fuel. Additionally, we established our corporate headquarters in Irvine, California thereby generally increasing our operations and administrative needs.

Research and development

Research and development costs were $5,000 for the three months ended September 30, 2006 as compared to $288,200 for the comparable three months ended September 30, 2005. This resulted in a decrease of $283,200 or 98%. During the three months ended September 30, 2005, we had just begun our operations in alternative fuel and had invested a lot of our resources in finalizing the bifuel conversion systems. However, during the quarter ended September 30, 2006, we have achieved multiple certificates of conforming from the EPA for these conversion systems and are no longer incurring the initial research and development expenses. We believe this was a large step in our pursuit of alternative fuel but we have yet to produce this system on a mass production level. We anticipate eventually selling these products as a conversion system in various Ford, Lincoln and Mercury automobiles. However, as previously mentioned, with the sudden death of our CEO, who was highly influential in these conversion systems, as well as the uncertainty surrounding our STALK consulting agreement, we do not have an anticipated timeframe to commercialize the conversion kits.

Salaries and wages / Consulting services

Salaries and wages were $145,103 for the three months ended September 30, 2006 as compared to $101,559 for the three months ended September 30, 2005. This resulted in an increase of $43,544 or 43%. These increases were to be expected as we broadened our operations in the alternative fuel industry. Furthermore, as we established facilities in California and Arizona, we had to hire additional personnel to meet our operational needs. During the three months ended September 30, 2006, we also experienced consulting expenses that we had not previously had. Again, these consulting expenses are directly related to our operations in the alternative fuel business with a significant portion pertaining to the conversion systems.

Travel expenses

Travel expenses were $227,532 for the three months ended September 30, 2006 versus $15,940 for the comparable period of three months ended September 30, 2005, which resulted in an increase of $211,592. As a result of our WZL agreement, we have greatly increased our travel to and from China. During 2005, we had only begun the initial steps in alternative fuel but as we have needed to familiarize ourselves with the WZL products and continue ongoing relations, our travel expenses have increased as a result. We expect that our travel expenses may continue in the upcoming months as we also expand our relationship with Baolong and our operations continue to have a presence in China.

Total operating expenses

Overall operating expenses were $1,200,583 for the three months ended September 30, 2006 versus $1,178,753 for the three months ended September 30, 2005, which resulted in an increase of $21,830. This increase is primarily due to the change in focus with our focus on alternative fuel as discussed above. During the same time in 2005, we had just begun to transition our focus to the alternative fuel industry. Since that time we have incurred substantial increases in expenses for professional fees, consulting fees, salaries and wages, and travel expenses all related to alternative fuel. However, even as we have experienced increases we have also decreased our expenses of research and development and financing thereby keeping out overall percentage increase to only 2% higher than the comparable period of 2005. We anticipate additional up front costs but we are unable to determine how long these expenses will continue or for what amount of time.

Net loss

The net loss for the three months ended September 30, 2006 was $1,180,403, versus a net loss of $1,107,821 for the comparable period of three months ended September 30, 2005, a change in net loss of $72,582. Although we did increase our net loss when compared to the same period in 2005, we believe the expenses were necessary with our move into the alternative fuel industry. This industry was a completely new line of business for us and naturally we had to incur upfront costs as a result of our planned transition.

LIQUIDITY AND CAPITAL RESOURCES

            The following table summarizes total current assets, liabilities and working capital at September 30, 2006 compared to the transitional year ended June 30, 2006.

	September 30, 2006	June 30, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 2,607,767	$ 2,939,791	$ (332,024)	(11%)

Current Liabilities	$ 290,825	$ 219,934	$ 70,891	32%

Working Capital	$ 2,316,942	$ 2,719,857	$ (402,915)	(15%)

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

As of September 30, 2006 the existing capital and minimal funds received from our pet facility, will not be sufficient to sustain operations and the continued expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

During the quarters ended September 30, 2005 and December 31, 2005, we conducted a private placement whereby we raised $1,500,000 through the sale of units. During the quarter ended June 30, 2006, we closed various private placements of Investment Units made up of 20,000 shares for total of approximately $4,930,000 in proceeds. We sold these Investment Units between the ranges of $40,000 to $130,000 per unit

Currently we are conducting a private placement of Investment Units at $65,000 per unit. Each unit consists of 10,000 shares of common stock. At the time of the filing we have raised an additional $1,157,500 under this offering. We anticipate that with the combination of offerings the funds raised we will be able to sustain our cash obligations for approximately the next 6 to 9 months; however, we will require additional equity or debt financing.

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

Stock-Based Compensation

Compensation costs for common stock, warrants and options issued for services were based on the fair value method. Fair value was based on the value of the common stock issued or services provided, whichever is more determinable.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risk Associated With Our Business and Marketplace

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

We were significantly dependent on Jeffrey Groscost, our Chief Executive Officer and director, especially as it related to our pursuit in the alternative fuel industry. The loss of Mr. Groscost’s services may have an adverse effect on our business, operations and prospects.

Our business plan to expand into the alternative fuel industry was significantly dependent upon the abilities and continued participation of Jeffrey Groscost, our Chief Executive Officer and director, who suddenly passed away on November 3, 2006. Mr. Groscost is not irreplaceable; however it may be difficult to replace Mr. Groscost at such an early stage of our development in the alternative fuel industry. We are currently seeking a replacement for Mr. Groscost and have appointed an interim Chief Executive Officer but there can be no assurance that we will be able to locate or employ personnel to replace Mr. Groscost in a timely manner. In the event we are unable to locate or employ personnel to replace Mr. Groscost, then we may be required to curtail or possibly cease pursuing our business opportunity in the alternative fuel industry, which may have a material adverse effect on our anticipated business and operating results.

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

We anticipate having some operations outside of the United States and our success will depend, in part, on our ability to manage and expand these operations. They will require significant management attention and financial resources. Our operations will be subject to numerous and varied regulations. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our anticipated operating margins. There is also an additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies. These future foreign exchange rates may have a material adverse effect on our anticipated business and operating results.

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

We have incurred an accumulated deficit as of September 30, 2006 of $6,274,982. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the quarter ended September 30, 2006, we raised approximately $1,157,500 in additional proceeds to be used as general working capital.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Jeffrey Groscost, our former Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. On November 3, 2006, Mr. Groscost passed away and on November 13, 2006, we appointed Mr. Richard Steele to act as our interim Chief Executive Officer. Following Mr. Steele’s appointment, he reevaluated our disclosure controls and procedures based on the prior evaluation of Mr. Groscost and Ms. Herring and concluded that as of September 30, 2006 there were no significant deficiencies or material weaknesses. Mr. Steele and Ms. Herring, our interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company believes these claims have no merit and filed a counterclaim on September 20, 2006 against CAW alleging abuse of process, securities fraud and market manipulation, and interference with contractual relations. As of the time of this filing, we are in the midst of preparing a disclosure statement and the initial stages of discovery.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2006, we closed various private placements of Investment Units for total of approximately $4,530,000 in proceeds. We sold Investment Units of 20,000 shares of our common stock between the ranges of $40,000 to $130,000 per unit. We sold to 20 accredited investors. On July 17, 2006, we issued a total of 1,352,500 shares of common stock to the various accredited investors who purchased investment units under this offering.

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

Subsequent Issuances

Currently, we are conducting another private placement of investment units at $65,000 per unit. Each unit consists of 10,000 shares of common stock. At the time of this filing we have sold approximately 18 units to 14 accredited investors for approximate proceeds of $1,157,500. We have not closed this placement but on October 12, 2006 we issued a total of 178,077 shares pursuant to this offering. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of

Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 1, 2006, STALK, LLC gave notice of its intention to terminate our consulting agreement with it. Upon receiving this notification we have been in discussions surrounding a renegotiation of a new consulting agreement or postponing the termination until a later date. However, STALK has denied our request to postpone the termination and its termination will become effective as of December 1, 2006.

On November 3, 2006, Mr. Jeffrey Groscost, AFV’s Chief Executive Officer, Secretary, Treasurer and Director, died suddenly in his Mesa, Arizona home. We are currently in the process of locating a replacement Chief Executive Officer, Secretary, and Treasurer. On November 13, 2006, we appointed Mr. Richard Steele to serve in these capacities in the interim time period.

Richard Steele, age 37, has been appointed as the Interim Chief Executive Officer, Secretary, Treasurer and Director of AFV Solutions, Inc. while the search for a permanent replacement is ongoing. Prior to his appointment, Mr. Steele had worked as a consultant for AFV Solutions. From 1997 to present, Mr. Steele has been the managing director of Elite Capital Management, Inc. (formerly Elite Capital), a private investment banking and consulting firm. Prior to starting Elite Capital, Mr. Steele worked as a stockbroker with Kemper Securities and has been a private investor in various start-up companies.

Item 6.	Exhibits and Reports on 8-K.

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c***	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d****	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.
3(i)e*****	Articles of Incorporation of AFV Research, Inc.
3(i)f*	Articles of Incorporation of AFV Systems, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c*****	Bylaws of AFV Reseach, Inc.
3(ii)d*	Bylaws of AFV Systems, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
31.1*	Certification of Richard Steele Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.1*	Certification of Richard Steele Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-KSB filed on April 2, 2003.
****	Incorporated by reference in Form 10-QSB/A filed on May 15, 2003
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

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

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and as its Principal Accounting Officer)

Date: November 20, 2006