Form 10QSB
period 2006-12-31
AFV SOLUTIONS, INC.
filed 2007-02-20
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

1

The number of shares of Common Stock, $0.001 par value, outstanding on February 12, 2007, was 22,915,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

2

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.

Consolidated Balance Sheet

(unaudited)

December 31, 2006
Assets

Current assets:
Cash	$ 1,386,780
Prepaid expenses	93,262
Other current assets	237
Total current assets	1,480,279

Fixed assets, net	1,069,779

Other assets:
Deposits	513,477
Other assets	2,502
Total other assets	515,979

Total assets	$ 3,066,037

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 70,603
Accrued expenses	1,320
Accrued expenses-related party	18,000
Accrued interest-related party	42,250
Line of credit	98,687
Current maturities of notes payable	16,582
Total current liabilities	247,442

Long term liabilities
Notes payable, net of current maturities	51,985
Mortgages Payable	78,611
Mortgages Payable – related party	150,000
Total long term liabilities	280,596

Total liabilities	528,038

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28
Common stock, $.001 par value, 100,000,000 shares authorized; 22,910,577 issued and outstanding at December 31, 2006	22,911
Stock subscription receivable	(10,000)
Additional paid-in capital	9,828,918
Accumulated deficit	(7,303,858)
Total stockholders’ equity	2,537,999

Total liabilities and stockholders’ equity	$3,066,037

See accompanying notes the consolidated financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005

Revenue	$ 24,855	$ 38,173	$ 61,296	$ 118,175
Cost of sales	1,777	5,223	3,902	9,383

Gross profit	23,078	32,950	57,394	108,792

Expenses:
General and administrative	158,138	265,196	289,137	458,201
General and administrative expenses – related party	1,500	1,500	3,000	3,000
Depreciation	41,056	10,918	78,875	21,468
Consulting services	254,877	567,200	483,600	567,200
Financing expenses	-	648,543	100,000	1,275,041
Investor relations	-	-	16,537	-
Professional fees	87,311	41,676	295,325	100,676
Research and development	-	91,201	5,000	379,401
Rent expense	72,550	-	128,922	-
Promotional and marketing	70,918	-	95,632	-
Salaries and wages	185,210	-	330,313	-
Travel expense	182,106	-	409,638	-
Impairment of intangible assets	-	-	18,269	-
Total operating expenses	1,053,666	1,626,234	2,254,248	2,804,987

Operating loss	(1,030,588)	(1,593,284)	(2,196,854)	(2,696,195)

Other income (expenses):
Interest income	2,707	1,441	2,718	2,210
Interest expense	(243)	(1,276)	(12,141)	(3,955)
Interest expense – related party	(2,250)	(3,000)	(4,500)	(6,000)
Total other income (expense)	214	(2,835)	(13,923)	(7,745)

Net loss	$ (1,030,374)	$ (1,596,119)	$ (2,210,777)	$ (2,703,940)

Weighted average number of common shares outstanding – basic and diluted	22,910,577	20,100,000	22,879,883	20,100,000

Net loss per share – basic and diluted	$ (0.04)	$ (0.14)	$ (0.10)	$ (0.14)

See accompanying notes to the consolidated financial statements

AFV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31,
	2006	2005
Cash flows from operating activities
Net loss	$ (2,210,777)	$ (2,703,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,875	21,468
Impairment of intangible assets	18,269	-
Shares issued for services	-	85,200
Warrants issued for financing	-	1,275,041
Change in net operating assets:
Prepaid expenses	(19,462)	-
Accounts payable and accrued liabilities	(20,470)	4,681
Interest payable – related party	4,500	6,049
Accrued liabilities – related party	3,000	3,000
Deposits and other assets	(12,950)	-
Net cash used in operating activities	(2,159,015)	(1,308,501)

Cash flows from investing activities
Purchases of fixed assets	(131,415)	(7,354)
Net cash used in investing activities	(131,415)	(7,354)

Cash flows from financing activities
Proceeds from notes payable – related party	-	200,000
Payments on notes payable – related party	-	(200,000)
Payment on installment loans	(13,132)	(10,729)
Payment on mortgage	(50,000)	-
Cash from issuance of common stock	897,501	1,500,000
Subscriptions receivable	-	(10,000)
Net cash provided by financing activities	834,369	1,479,271

Net increase (decrease) in cash	(1,456,061)	163,416
Cash – beginning of period	2,842,841	3,725
Cash – end of period	$ 1,386,780	$ 167,141

Supplemental disclosures:
Interest paid	$ 12,141	$ 3,955

See accompanying notes to the consolidated financial statements

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management’s Discussion and Analysis as included in the Company's Annual Report on Form 10-KSB for the transitional period ended June 30, 2006.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Note 3 – Stockholders’ equity

During the six-months ended December 31, 2006, the Company issued 1,352,500 shares of its par value common stock pursuant to subscription agreements issued in the previous year.

During the six-months ended December 31, 2006, the Company issued subscription agreements pursuant to a unit offering whereby each subscriber would receive 10,000 shares of $0.001 par value common stock at a price of $65,000 or $6.50 per share. The company sold a total of 178,077 shares for cash totaling $897,501.

On September 30, 2006, an officer of the company elected to donate the entire principal balance of their demand note in the amount of $46,500. Additionally the officer also elected to donate a separate note in the amount of $30,000 representing the entire principal balance to the Company. As of September 30, 2006, the Company recorded $76,500 in donated capital.

There have been no other issuances of common stock as of December 31, 2006.

Note 4 – Related party transactions

During the six-months ended December 31, 2006 an Officer of the Company donated capital in the amount of $76,500.

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the six-months ended December 31, 2006, the Company accrued rent expense to a related party in the amount of $3,000.

During the six-months ended December 31, 2006, the Company accrued interest on its mortgage due to a former officer of the Company in the amount of $4,500.

Note 5 – Subsequent Events

On January 23, 2007, the Company issued 4,723 shares of its par value common stock for the conversion of outstanding Series “A” preferred stock pursuant to its 2003 “Real Estate Acquisition Agreement”.

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

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in connection with our acquisition of Bed & Biscuit Inns of America, Inc.. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of our entering the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc (“ARI”).

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate a pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. However, we have discontinued our previous plan of expanding the upscale pet care facilities and focus on the alternative fuel industry. Due to the diversity of our subsidiaries we announced on May 5, 2006, our intention to spin off the Bed & Biscuit subsidiary to our stockholders of record as of May 10, 2006.

CURRENT OPERATIONS

Alternative fuels, as defined by the Energy Policy Act of 1992 (EPAct), include ethanol, natural gas, propane, hydrogen, biodiesel, electricity, methanol, and p-series fuels. When ARI was incorporated it intended to target the alternative fuel industry with a focus on manufacturing of propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment and this decision was largely influenced by our former CEO, Jeffrey Groscost, who suddenly passed away on November 3, 2006. We subsequently appointed Mr. Richard Steele to serve as our interim Chief Executive Officer and have continued to reevaluate and reexamine ARI’s direction and involvement in the production and distribution of alternative fuel conversion kits. Furthermore, on December 1, 2006, STALK, LLC (“STALK”) terminated its consulting agreement which had provided alternative fuel testing, consulting, training services, and EPA or CARB certified parts and components for the bifuel conversion systems. Although STALK’s consulting agreement was terminated, ARI still has certain assets that it acquired from STALK that are involved in the testing and analysis of alternative fuel conversion systems such as two dynamometers and emissions testing equipped bays. ARI will have to seek personnel or consultants with the knowledge and expertise in the alternative fuel conversion industry if it intends to continue its progress in commercializing the conversion kits.

Prior to the occurrences mentioned above, we had previously received certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion system for the 2003, 2004, and 2005 Ford Motor Company 4.6 liter engine. During the quarter ended December 31, 2006, we also received another certificate of conformity for our propane conversion system for the 2006 Ford Motor Company 4.6 liter engine. Although receiving these certificates of conformity was a large step in our pursuit of entering the alternative fuel industry, we have yet to produce this system on a mass production basis. We had anticipated selling these products as a conversion system, which could be installed in the Ford Crown Victoria, Lincoln Town Car, and Mercury Grand Marquis automobiles. We are not affiliated with the Ford Motor Companies in any way.

In addition to the conversion kits, we intend to act as a distributor of hybrid electric, CNG and LPG buses through our Wu Zhou Longs Motors of China (“WZL”) agreement. Through our agreement with WZL, we are the exclusive representative for sales, marketing, and distribution of these different types of buses in five countries, including the United States, Mexico, and India. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation. We have paid a $500,000 nonrefundable deposit to WZL, which is to be allocated towards future bus purchases from WZL.

On November 5, 2006, we entered into an exclusive five year sales agreement with Guangzhou Baolong Group Automotive Manufacturing Corporation (“Baolong”) to act as the exclusive world-wide, excluding China, sales representative of their various buses and vans, hybrid buses and vans, CNG buses and vans, LPG buses and vans, and garbage truck and other related vehicles. A copy of the Agreement is attached hereto as Exhibit 10.7.

On November 9, 2006, we entered into a non-binding Letter of Intent with Guangzhou Baolong Group L.V. Automotive Industry Co., Ltd. to acquire the Baolong factory currently located in Guangzhou, China. Subject to completion of a final acquisition agreement, AFV intends to acquire 100% of the Baolong factory for $42 million U.S. dollars. In conjunction with this agreement we issued a press release on November 20, 2006 discussing the potential to expand the production and assembly capacity of hybrid electric, CNG and LPG buses. The press release is attached hereto as Exhibit 99.1.

On November 20, 2006, we entered into a Letter of Intent to enter into a joint venture with BBF International Automobile Technology Group Company, Ltd. and FAW-Hongta Automobile Company, Ltd. FAW-Hongta is a joint venture company with FAW Group and China Hongta Group. BBF is currently authorized from Matra Automobile to use ESPACE III manufacturing technology to produce multi purpose vehicles and automobiles. We have agreed with BBF to invest funds to import the necessary tooling equipment to China. Upon the tooling equipment arriving in China, BBF, FAW-Hongta and AFV will assess the viability of manufacturing ESPACE III vehicles whereby FAW-Hongta would be the manufacturer. A copy of the press release announcing this joint venture is attached here to as Exhibit 99.2.

On December 6, 2006, we entered into a five-year Cooperation Agreement with China National Electric Equipment Corporation (“CNEEC”), whereby each company will represent the other’s products and services in an effort to find, establish, broker, and refer customers to each other. CNEEC has the expertise and knowledge to designing and construct hydropower stations, thermal garbage power stations, and city waste treatment. AFV has been granted the rights by CNEEC to the following countries and territories: North and South America, India, Middle East, and the Philippines.

We are aggressively pursuing opportunities within the alternative fuel industry; however, at this point in time we have not been able to commercialize our new line of business. We are hopeful of generating sales of our alternative fuel products or receiving fees associated with alternative vehicle sales from leads generated by us in the up coming year.

In addition to pursuing the alternative fuel industry, our former CEO, Jeffrey Groscost, was evaluating the possible expansion of our operations into the automotive repair industry. As a result of this pursuit, we incorporated another wholly-owned subsidiary titled AFV Systems, Inc. during the quarter ended December 31, 2006. Due to Mr. Groscost’s sudden passing, we have decided to cease all operations in the Arizona facility and are currently in the process of permanently vacating the facility.

Satisfaction of our cash obligations for the next 12 months.

We are aggressively pursuing opportunities within the alternative fuel industry and have discontinued our previous plan of seeking to build and/or acquire pet care facilities. However, we do intend to continue operations of our current pet facility while we also pursue the alternative fuel industry and until our previously announced spin-off is effective. Our cash obligations are anticipated to increase substantially over the next 12 months as we establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses of retrofitting ourselves as a manufacturer and distributor of alternative fuel products as well as the potential acquisitions of the WZL and Baolong facilities.

We intend for these funding requirements to be fulfilled through either equity or debt financing. During the year ended June 30, 2006, we closed various private placements for a total of approximately $4,930,000 in proceeds. We anticipate that these investments will help sustain some of our cash obligations but we may have future obligations that will be fulfilled by additional equity or debt financing.

During the quarter ended September 30, 2006, we conducted a private placement generating proceeds of $1,157,500. We have not closed this private placement but have issued a total of 178,077 shares as a result of this offering. We anticipate that available cash at December 31, 2006 in the amount of $1,386,780 will not satisfy our cash obligations for the next 12 months and we will be required to raise additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the quarter ended December 31, 2006 and the transitional year ended June 30, 2006 we spent $5,000 and $418,150, respectively, on research and development. We are not anticipating significant research and development expenditures in the near future. We will continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

During the year ended June 30, 2006, we took delivery of a patented electric bus built by GYD of China. We had the bus shipped to the United States for testing and to begin the process of gaining federal authorization to import busses into the United States market. Additionally, during the period ended September 30, 2006 we paid a nonrefundable deposit of $500,000 to WZL, which is to be allocated towards future bus purchases.

Significant changes in number of employees.

The number of employees required to operate our business is currently 8 full time and 2 part time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. In addition to our employees, we currently utilize 3 consultants. As a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required to operate our facilities. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended December 31, 2006 and 2005 Compared.

The following tables summarize selected items from the statement of operations for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

INCOME:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Increase / (Decrease)
			$	%
Revenues	$ 24,855	$ 38,173	$ (13,318)	(34%)

Cost of Sales	1,777	5,223	(3,446)	(66%)

Gross Profit	23,078	32,950	(9,872)	(30%)

Gross Profit Percentage of Revenue	93%	86%	--	7%

Revenues

Revenues for the three months ended December 31, 2006 were $24,855 compared to revenues of $38,173 for the comparable three months ended December 31, 2005. This resulted in a decrease in revenues of $13,318, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We still maintain operations through the Bed & Biscuit Inn, which continues to generate the only revenues for the Company. The decrease in revenues is a result of minimal marketing dollars being allocated towards the growth of the Bed & Biscuit facility in anticipation of completing the previously announced spin-off. We have continued to focus our operations in the alternative fuel industry.

Cost of sales

Cost of sales for the three months ended December 31, 2006 was $1,777, a decrease of $3,446 from $5,223 for the same period ended December 31, 2005. Naturally as a result of our decrease in revenues we experienced a decrease in our cost of sales due to fewer pets boarding at our facility. We have not had cost of sales associated with our new planned business in the alternative fuel industry.

Gross profit

Gross profit for the three months ended December 31, 2006 was $23,078, a decrease of $9,872 or 30% as compared to $32,950 for the comparable period of three months ended December 31, 2005. Overall gross profit as a percentage of revenue increased from 86% for the three months ended December 31, 2005 to 93% for the comparable three months ended December 31, 2006. Even though we had a decrease in revenues from our Bed & Biscuit Inn when compared to the same time last year, we were able to slightly increase our gross profit as a percentage of revenue by minimizing our cost of sales.

EXPENSES:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 159,638	$ 266,696	$ (107,058)	(40%)

Research and development	-0-	91,201	(91,201)	--

Consulting services	254,877	567,200	(312,323)	(55%)

Financing expenses	-0-	648,543	(648,543)	--

Salaries and wages	185,210	-0-	185,210	--

Travel expenses	182,106	-0-	182,106	--

Total operating expenses	1,053,666	1,626,234	(572,568)	35%

Net Loss	$ (1,030,374)	$ (1,596,119)	$ (565,745)	(35%)

General and administrative expenses

General and administrative expenses were $159,638 for the three months ended December 31, 2006 versus $266,696 for the comparable period of three months ended December 31, 2005, which resulted in a decrease of $107,058. The decrease in general and administrative expenses was primarily due to our reduction in overhead expenses. During the same period last year, we were incurring substantially more general and administrative expenses as we were making a strong push in our pursuit of the alternative fuel industry. Furthermore, during 2005 and in conjunction with our change in business focus we had relocated our corporate headquarters to Irvine, California, which was a large contributing factor to the increase of general and administrative expenses. However, as compared to a year ago, we have stabilized our general and administrative expenses as we become more familiar with the alternative fuel industry.

Research and development

We did not incur any research and development costs for the three months ended December 31, 2006 as compared to $91,201 for the comparable three months ended December 31, 2005. During the same period last year, we had invested a lot of our resources in the bifuel conversion systems as we were in the beginning stages of testing. However, at this point in time, we have achieved multiple certificates of conformity from the EPA for those conversion systems and are not incurring additional research and development expenses. During the three months ended December 31, 2006, we experienced the sudden death of our CEO, who was a large contributor to the conversion systems, and terminated the consulting agreement with STALK, which had also contributed to our EPA certificates. As a result of these occurrences, we have suspended operations in commercializing the conversion kits.

Salaries and wages / Consulting services

Salaries and wages were $185,210 for the three months ended December 31, 2006 as compared to no salaries and wages expenses for the three months ended December 31, 2005. As we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, we hired additional employees associated with the operations of this line of business. During the three months ended December 31, 2006, we incurred $254,877 in consulting expenses compared to $567,200 in consulting expenses for the three months ended December 31, 2005. During the same period of 2005, we had a substantially larger amount of consulting expenses as we began the initial steps in the alternative fuel industry and specifically as we embarked on the bifuel conversion systems. As a result of the suspension of the bifuel conversion systems during the three months ended December 31, 2006, we have reduced our consulting expenses associated with these potential products.

Travel expenses

Travel expenses were $182,106 for the three months ended December 31, 2006 versus $0 for the comparable period of three months ended December 31, 2005. As a result of our WZL and Baolong agreements, we have greatly increased our travel to and from China. During the three months ended December 31, 2005, we had only begun the initial steps in alternative fuel, which primarily related to the conversion kits. However, as we began our relationship with WZL and needed to familiarize ourselves with their products, our travel expenses increased. Additionally, as we expanded our relationship with Baolong this further increased our travel expenses for the three months ended December 31, 2006. We expect that our travel expenses may continue in the upcoming months as we continue to cultivate our relationships in China and other countries.

Total operating expenses

Overall operating expenses were $1,053,666 for the three months ended December 31, 2006 versus $1,626,234 for the three months ended December 31, 2005, which resulted in a decrease of $572,568, or 35%. This decrease is primarily due to our reduction in general and administrative expenses. As compared to the same time period in 2005, we had substantial start up costs associated with our business change to the alternative fuel industry. However, during the three months ended December 31, 2006, we were able to reduce our general and administrative expenses and consulting expenses as well as eliminate our research and development expenses and financing expenses. All of these items contributed to lowering our total operating expenses.

Net loss

The net loss for the three months ended December 31, 2006 was $1,030,374, versus a net loss of $1,596,119 for the comparable period of three months ended December 31, 2005, a decrease in net loss of $565,745. As mentioned above, although we are continuing our pursuit in the alternative fuel industry, we have been able to reduce some of our operating expenses and thereby slightly decrease our net loss.

The following tables summarize selected items from the statement of operations for the six months ended December 31, 2006 compared to the six months ended December 31, 2005.

INCOME:

	Six months ended December 31, 2006	Six months ended December 31, 2005	Increase / (Decrease)
			$	%
Revenues	$ 61,296	$ 118,175	$ (56,879)	(48%)

Cost of Sales	3,902	9,383	(5,481)	(58%)

Gross Profit	57,394	108,792	(51,398)	(47%)

Gross Profit Percentage of Revenue	94%	92%	--	2%

Revenues

Revenues for the six months ended December 31, 2006 were $61,296 compared to revenues of $118,175 for the comparable six months ended December 31, 2005. This resulted in a decrease in revenues of $56,879 from the previous year. Although we have begun to focus our operations in the alternative fuel industry, we have not begun producing revenues in this industry. Therefore, we still maintain operations through the Bed & Biscuit Inn, which continues to generate the only revenues for the Company. However, we have continued to experience a decrease in revenues over the last six months as a result of minimal marketing dollars being allocated towards the growth of the facility and a reduction of clientele.

Cost of sales

Cost of sales for the six months ended December 31, 2006 was $3,902, a decrease of $5,481 from $9,383 for the same period ended December 31, 2005. As mentioned above, we have not experienced cost of sales associated with our new planned business in the alternative fuel industry. Therefore, our decrease in cost of sales is a result of fewer pets boarding at our Bed & Biscuit Inn. Furthermore, over the six months ended December 31, 2006, we have proportionally decreased our cost of sales more than the percentage decrease in revenues that we have experienced.

Gross profit

Gross profit for the six months ended December 31, 2006 was $57,394, a decrease of $51,398 or 41% as compared to $108,792 for the comparable period of six months ended December 31, 2005. Overall gross profit as a percentage of revenue increased from 92% for the six months ended December 31, 2005 to 94% for the comparable six months ended December 31, 2006. Even though we have experienced a decrease in our revenues from the Bed & Biscuit Inn when compared to same period last year, we were able to increase our gross profit as a percentage of revenue because of a proportionally larger decrease in our cost of sales.

EXPENSES:

	Six months ended December 31, 2006	Six months ended December 31, 2005	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 292,137	$ 461,201	$ (169,064)	(37%)

Research and development	5,000	379,401	(374,401)	(99%)

Consulting services	483,600	567,200	(83,600)	(15%)

Financing expenses	100,000	1,275,041	(1,175,041)	(92%)

Salaries and wages	330,313	-0-	330,313	--

Travel expenses	409,638	-0-	409,63	--

Total operating expenses	2,254,248	2,804,987	(550,739)	(20%)

Net Loss	$ (2,210,777)	$ (2,703,940)	$ (493,163)	(18%)

General and administrative expenses

General and administrative expenses were $292,137 for the six months ended December 31, 2006 versus $461,201 for the comparable period of six months ended December 31, 2005, which resulted in a decrease of $169,064, or 37%. When compared to the same period, a year ago, we have slightly stabilized and decreased our administrative expenses as we become more familiar with the alternative fuel industry. Also during the same time period last year, we experienced higher than expected costs as we relocated our corporate headquarters to Irvine, California and established our facility in Arizona, which has been subsequently closed.

Research and development

Research and development costs were $5,000 for the six months ended December 31, 2006 as compared to $379,401 for the comparable six months ended December 31, 2005. This resulted in a decrease of $374,401 or 99%. During the six months ended December 31, 2005, we were in the beginning stages of our operations in the alternative fuel industry and therefore had invested a substantial amount of our resources towards the bifuel conversion systems. As a result of achieving EPA certifications for the conversion systems, we have substantially reduced our research and development costs during the six months ended December 31, 2006. Furthermore, we have suspended the operations relating to the commercialization of the conversion kits until we are able to determine its potential viability.

Salaries and wages / Consulting services

Salaries and wages were $330,313 for the six months ended December 31, 2006 as compared to no salary and wage expenses for the six months ended December 31, 2005. As previously mentioned above, we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, which required the hiring of additional employees associated with these facilities. During the six months ended December 31, 2006, we also incurred consulting expenses of $483,600 as compared to $567,200 for the six months ended December 31, 2005. Again, these consulting expenses were directly related to our operations in the alternative fuel business with a significant portion pertaining to the conversion systems.

Travel expenses

Travel expenses were $409,638 for the six months ended December 31, 2006 versus no travel expenses for the comparable period of six months ended December 31, 2005. Previously, we had not experienced travel expenses because we had begun our pursuit in alternative fuel with the bifuel conversion kits. However, during the last twelve months and specifically during the six months ended December 31, 2006, we have increased our travel to China as we continue to develop our relationships with WZL and Baolong. We expect our travel expenses to continue as we continue to pursue global relationships in the alternative fuel industry.

Total operating expenses

Overall operating expenses were $2,254,248 for the six months ended December 31, 2006 versus $2,804,987 for the six months ended December 31, 2005, which resulted in a decrease of $550,739, or 20%. During the last twelve months we have transitioned into the alternative fuel industry, which initially caused substantial increases in professional fees, consulting fees, salaries and wages. However, as we have continued with this transition, we have reduced these areas and therefore reduced our total operating expenses. Although these mentioned areas have been reduced during the six months ended December 31, 2006, we have also experienced new expenses such as promotional and marketing expenses as well as investor relations, which only reduced our operating expenses by 20% when compared to the same period of December 31, 2005.

Net loss

The net loss for the six months ended December 31, 2006 was $2,210,777, versus a net loss of $2,703,940 for the comparable period of six months ended December 31, 2005, a decrease in net loss of $493,163. As mentioned above, we are continuing our pursuit in the alternative fuel industry and have been able to reduce some of our operating expenses thereby slightly decreasing our net loss. As this industry is a completely new line of business for us we may incur additional operational expenses and therefore can not guarantee that we will continue to reduce our net loss.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2006 compared to the transitional year ended June 30, 2006.

	December 31, 2006	June 30, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 1,480,279	$ 2,939,791	$ (1,459,512)	(50%)

Current Liabilities	$ 247,442	$ 219,934	$ 27,508	13%

Working Capital	$ 1,232,837	$ 2,719,857	$ (1,487,020)	(55%)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we anticipate experiencing net negative cash flows from operations, pending receipt of significant revenues.

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

Existing capital at December 31, 2006 and revenues anticipated to be derived from our pet facility, are anticipated to only be sufficient to sustain our operations for approximately 4 to 5 months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

During the six-months ended December 31, 2006 we conducted a private placement of Investment Units whereby we raised an additional $897,501.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risk Associated With Our Business and Marketplace

Our company has no operating history in the alternative fuel industry and there can be no assurance that we will be successful in entering the industry or that we will be able to develop our business plan to integrate this new line of business.

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

We have incurred an accumulated deficit as of December 31, 2006 of $7,303,858. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the six-months ended December 31, 2006, we raised approximately $897,501 in additional proceeds to be used as general working capital. We anticipate current cash on hand, combined with minimal revenues from the pet facility, will only satisfy our working capital needs for 4 to 5 months.

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

We anticipate some risks as a result of potential operations internationally. These risks are a result of our sales, marketing, and distribution agreement with Wu Zhou Long Motors and Baolong to sell their CNG, LPG and hybrid buses in various countries.

We anticipate having operations outside of the United States and our success will depend, in part, on our ability to manage and expand these operations. They will require significant management attention and financial resources. Our operations will be subject to numerous and varied regulations. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our anticipated operating margins. There is also an additional risk if the currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies. These future foreign exchange rates may have a material adverse effect on our anticipated business and operating results.

Future acquisitions may strain our business and resources and may result in dilution to our stockholders.

We are seeking to acquire additional businesses, such as WZL and Baolong. In the event that we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of any such acquisition successfully, finance such acquisition or integrate such acquired business, products or technologies into our existing business and operations. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, could cause significant diversions of management time and resources. Any potential acquisition, whether or not consummated, could seriously harm our business, operating results and financial condition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our stockholders could suffer significant dilution of their interests. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to impair significant amounts of goodwill and other intangible assets in connection with future acquisitions, which may seriously harm our operating results.

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

Historically and at the present time our sole revenue generating property is located in Florida and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as a hurricane.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Richard Steele, our interim Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Steele and Ms. Herring, our interim Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2006 there were no significant deficiencies or material weaknesses and our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes these claims have no merit and filed a counterclaim on September 20, 2006 against CAW alleging abuse of process, securities fraud and market manipulation, and interference with contractual relations. As of the date of this filing, we are continuing to aggressively pursue our counterclaim and defend this action.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the six-months ended December 31, 2006, we conducted a private placement of investment units at $65,000 per unit. Each unit consists of 10,000 shares of common stock. At the end of the period we had sold approximately 14 units to 12 accredited investors for approximate proceeds of $897,501. We have not closed this placement but on October 12, 2006 we issued a total of 138,077 pursuant to this offering. We believe that the sale of the units was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The units were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the units were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

On December 11, 2006, we authorized the conversion of the outstanding Series A Preferred Stock into 4,723 shares of our common stock. Pursuant to the Real Estate Acquisition Agreement, dated as of April 7, 2003, which granted the Series A Preferred Stock, it was to be automatically converted upon the first day of the 18th month following the date of issuance. The shares were subsequently issued on January 23, 2007. We believe the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us to the recipient and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuance of the shares, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of her investment. The recipient had the opportunity to speak with our management on several occasions prior to the issuance of the shares.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 1, 2006, STALK, LLC gave notice of its intention to terminate our consulting agreement with it and as of December 1, 2006, our consulting agreement with STALK was terminated.

On November 3, 2006, Mr. Jeffrey Groscost, AFV’s Chief Executive Officer, Secretary, Treasurer and Director, died suddenly. On November 13, 2006, we appointed Mr. Richard Steele to serve in these capacities in the interim time period.

Item 6.	Exhibits and Reports on 8-K.

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c***	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d****	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.
3(i)e*****	Articles of Incorporation of AFV Research, Inc.
3(i)f******	Articles of Incorporation of AFV Systems, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c*****	Bylaws of AFV Reseach, Inc.
3(ii)d******	Bylaws of AFV Systems, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).

16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.3	Letter on change in certifying accountant, dated January 29, 2007 (Filed as an exhibit to the Amended Current Report on Form 8-K/A, dated January 30, 2007 and incorporated herein by reference)
31.1*	Certification of Richard Steele Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.2*	Certification of Richard Steele Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1*	AFV Press Release announcing Opening of Hybrid Bus Factory in China, dated November 20, 2006.
99.2*	AFV Press Release announcing Joint Venture with FAW-Hongta for Vehicle Production and Manufacturing, dated November 28, 2006.

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-KSB filed on April 2, 2003.
****	Incorporated by reference in Form 10-QSB/A filed on May 15, 2003
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.
******	Incorporated by reference in Form 10-QSB, dated November 20, 2006.

Reports on Form 8-K

Form 8-K filed on November 9, 2006; Items 5.02, 8.01, 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and as principal accounting officer)

Date: February 20, 2007