Form 10QSB/A
period 2006-12-31
AFV SOLUTIONS, INC.
filed 2007-03-05
CIK 1167868

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

EXPLANATORY NOTE - We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period ended December 31, 2006, (the "Original Filing") filed on February 20, 2007, with the Securities and Exchange Commission in order to insert Exhibit 10.7, which was inadvertently omitted from the Original Filing.

The Original Filing is hereby superseded and amended with respect to the insertion of Exhibit 10.7 set forth in this Amendment No. 1.

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

See accompanying notes to the consolidated financial statements

AFV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31,
	2006	2005
Cash flows from operating activities
Net loss	$ (2,210,777)	$ (2,703,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,875	21,468
Impairment of intangible assets	18,269	-
Shares issued for services	-	85,200
Warrants issued for financing	-	1,275,041
Change in net operating assets:
Prepaid expenses	(19,462)	-
Accounts payable and accrued liabilities	(20,470)	4,681
Interest payable – related party	4,500	6,049
Accrued liabilities – related party	3,000	3,000
Deposits and other assets	(12,950)	-
Net cash used in operating activities	(2,159,015)	(1,308,501)

Cash flows from investing activities
Purchases of fixed assets	(131,415)	(7,354)
Net cash used investing activities	(131,415)	(7,354)

Cash flows from financing activities
Proceeds from notes payable – related party	-	200,000
Payments on notes payable – related party	-	(200,000)
Payment on installment loans	(13,132)	(10,729)
Payment on mortgage	(50,000)	-
Cash from issuance of common stock	897,501	1,500,000
Subscriptions receivable	-	(10,000)
Net cash provided by financing activities	834,369	1,479,271

Net increase (decrease) in cash	(1,456,061)	163,416
Cash – beginning of period	2,842,841	3,725
Cash – end of period	$ 1,386,780	$ 167,141

Supplemental disclosures:
Interest paid	$ 12,141	$ 3,955

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

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in connection with our acquisition of Bed & Biscuit Inns of America, Inc. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of our entering the alternative fuel industry with our wholly-owned subsidiary AFV Research, Inc (“ARI”).

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

We have incurred an accumulated deficit as of December 31, 2006 of $7,303,858. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the six-

months ended December 31, 2006, we raised approximately $897,501 in additional proceeds to be used as general working capital. We anticipate current cash on hand, combined with minimal revenues from the pet facility, will only satisfy our working capital needs for 4 to 5 months.

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

Item 6.	Exhibits and Reports on 8-K.

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c***	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d****	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.
3(i)e*****	Articles of Incorporation of AFV Research, Inc.
3(i)f******	Articles of Incorporation of AFV Systems, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c*****	Bylaws of AFV Reseach, Inc.
3(ii)d******	Bylaws of AFV Systems, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.7*	Exclusive Sales Agreement between AFV Solutions, Inc. and Guangzhou Baolong Group Automotive Manufacturing Corporation, dated November 5, 2006.

16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.3	Letter on change in certifying accountant, dated January 29, 2007 (Filed as an exhibit to the Amended Current Report on Form 8-K/A, dated January 30, 2007 and incorporated herein by reference)
31.1*	Certification of Richard Steele Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.2*	Certification of Richard Steele Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1*	AFV Press Release announcing Opening of Hybrid Bus Factory in China, dated November 20, 2006.
99.2*	AFV Press Release announcing Joint Venture with FAW-Hongta for Vehicle Production and Manufacturing, dated November 28, 2006.

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-KSB filed on April 2, 2003.
****	Incorporated by reference in Form 10-QSB/A filed on May 15, 2003
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.
******	Incorporated by reference in Form 10-QSB, dated November 20, 2006.

Reports on Form 8-K

Form 8-K filed on November 9, 2006; Items 5.02, 8.01, 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By: /s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and as principal accounting officer)

Date: March 2, 2007