Form 10QSB
period 2007-03-31
AFV SOLUTIONS, INC.
filed 2007-06-15
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949) 258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 12, 2007, was 22,915,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.

Condensed Consolidated Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$1,007,208
Prepaid expenses	93,513
Other current assets	237
Total current assets	1,100,958

Fixed assets net of accumulated depreciation of $289,349	1,037,634

Other assets:
Deposits	513,477
Intangible assets	2,502
Total other assets	515,979

Total assets	$2,654,571

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$92,910
Accrued expenses	1,681
Accrued expenses – related party	18,000
Accrued interest – related party	44,500
Current portion of long-term debt	17,735
Line of credit	97,742
Total current liabilities	272,568

Long-term liabilities
Notes and mortgage payable, net of current portion	123,981
Mortgage payable – related party	150,000
Total long-term liabilities	273,981

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
none outstanding at March 31, 2007	-
Common stock,, $0.001 par value, 100,000,000 shares authorized,
22,915,300 outstanding at March 31, 2007	22,915
Stock subscription receivable	(10,000)
Additional paid in capital	9,828,942
Accumulated (deficit)	(7,733,835)
Total stockholders’ equity	2,108,022

Total liabilities and equity	$2,654,571

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.

Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$29,617	$29,731	$90,913	$147,906
Cost of sales	2,696	1,941	6,598	11,324

Gross profit	26,921	27,790	84,315	136,582

Expenses:
General and administrative	50,089	12,967	336,226	471,168
General and administrative – related party	-	1,500	3,000	4,500
Depreciation	49,850	10,918	128,725	32,386
Consulting services	65,934	448,000	549,534	1,140,876
Financing expense	-	-	100,000	1,275,041
Investor relation	-	-	16,537	-
Professional fees	42,146	36,500	337,472	36,500
Research and development	-	290,250	5,000	669,651
Rent expense	56,051	-	187,972	-
Promotional and marketing	15,451	-	111,082	-
Salaries and wages	125,520	-	455,834	-
Travel expense	47,356	-	456,993	-
Asset impairment	-	-	18,269	-
Total operating expenses	452,397	800,135	2,706,644	3,630,122

Net operating (loss)	(425,476)	(772,345)	(2,622,329)	(3,493,540)

Other income (expense):
Interest income	415	-	3,133	2,210
Interest (expense)	(2,666)	(3,109)	(14,807)	(7,064)
Interest (expense) – related party	(2,250)	(3,000)	(6,750)	(9,000)
Total other	(4,501)	(6,109)	(18,424)	(13,854)

Net (loss)	$(429,977)	$(778,454)	$(2,640,753)	$(3,507,394)

Weighted average number of
common shares outstanding -
basic and fully diluted	22,914,985	21,271,111	22,891,413	20,901,460

Net (loss) per share -
Basic and fully diluted	$(0.02)	$(0.04)	$(0.12)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net (loss)	$(2,640,753)	$(3,507,394)
Depreciation	128,725	32,386
Impairment of intangible asset	18,269	-
Shares issued for services	-	425,600
Warrants issued for financing	-	813,321
Adjustments to reconcile net (loss) to net cash
(used) by operating activities
Prepaid expenses	171	(625)
Accounts payable and accrued liabilities	21,144	1,238
Interest payable – related party	6,750	9,000
Accrued liabilities – related party	3,000	4,500
Deposits and other assets	(10,053)	-
Net cash (used) by operating activities	(2,472,747)	(2,221,974)

Cash flows from investing activities:
Purchase of fixed assets	(264,598)	(7,355)
Net cash (used) by investing activities	(264,598)	(7,355)

Cash flows used from financing activities:
Proceeds from notes payable – related party	-	37,500
Proceeds from notes payable	67,342	-
Payments on notes payable	(13,131)	(12,088)
Payments on mortgage payable – related party	(50,000)	-
Cash from sales of common stock	897,501	2,083,718
Donated capital	-	125,000
Net cash provided by financing activities	901,712	2,234,130

Net increase (decrease) in cash	(1,835,633)	4,801
Cash beginning	2,842,841	3,725
Cash ending	$1,007,208	$8,526

Supplemental disclosures:
Interest paid	$14,807	$7,064
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSBand Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. Interim results are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. These un-audited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management’s Discussion and Analysis as included in the Company's Annual Report on Form 10-KSB for the transitional period ended June 30, 2006.

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

AFV Solutions, Inc.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation

Note 3 – Stockholders’ equity

During the nine-months ended March 31, 2007, the Company issued 1,352,500 shares of its par value common stock pursuant to subscription agreements issued in the previous year.

During the nine-months ended March 31, 2007, the Company issued subscription agreements pursuant to a unit offering whereby each subscriber would receive 10,000 shares of $0.001 par value common stock at a price of $65,000 or $6.50 per share. The company sold a total of 178,077 shares for cash totaling $897,501.

On September 30, 2006, an officer of the company elected to donate the entire principal balance of their demand note in the amount of $46,500. Additionally the officer also elected to donate a separate note in the amount of $30,000 representing the entire principal balance to the Company. As of March 31, 2007, the Company recorded $76,500 in donated capital.

On January 23, 2007, the Company issued 4,723 shares of its par value common stock for the conversion of outstanding Series “A” preferred stock pursuant to its 2003 “Real Estate Acquisition Agreement”.

Note 4 – Related party transactions

During the nine-months ended March 31, 2007 an Officer of the Company donated capital in the amount of $76,500.

The Company previously leased nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. As of March 31, 2007, the Company the Company has cancelled the lease and has accrued rent expense to a related party in the amount of $3,000.

AFV Solutions, Inc.

Notes to Interim Unaudited Condensed Consolidated Financial Statements

During the nine-months ended March 31, 2007, the Company accrued interest on its mortgage due to an officer of the Company in the amount of $6,750.

Note 5 – Notes payable

Notes payable consisted of the following at March 31, 2007:

March 31, 2007
Note payable to a related party bearing interest at a rate of 6% per annum, accrued interest and principal maturing in 2008	$150,000

Mortgage payable bearing interest at a rate of 9.5% per annum, monthly principal and interest payments of $668, maturing May 1, 2033	77,480

$100,000 line of credit bearing interest at the prime lending rate plus 1%, currently 9.54%, monthly principal and interest payments, maturing March 1, 2010.	97,742

Auto loan payable bearing interest at a rate of 7.5%, monthly principal and interest payments of $1,127, maturing September 28, 2011	52,030

Auto loan payable bearing interest at a rate of 6% with monthly principal and interest payments of $625, maturing October 15, 2008.	12,206

Total	$389,458

Interest expense for the nine-months ended March 31, 2007 and 2006 totaled $18,424 and $13,854, respectively.

Note 6 – Non-Reliance on Previously Issued Financial Statements

Pursuant to internal management review, our management and outside independent accountant, Weaver & Martin, LLC have concluded that our accounting for certain assets and expenses for the year ended June 30, 2006 was incorrect.

These matters affect our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2006 and December 31, 2006.

Following completion of this current filing of our Form 10-QSB for the period ended March 31, 2007, we will file the following amended filings: Form 10-KSB for the year ended June 30, 2006 with amended financial statements for the interim year ended June 30, 2006; and Form 10-QSB for the quarters ended September 30, 2006 and December 31, 2006 with amended financial reports for the comparable prior year period.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements or assumptions underlying any of the foregoing.

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

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate a pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. However, we have discontinued our previous plan of expanding the upscale pet care facilities and decided to focus on the alternative fuel industry. Due to the diversity of our subsidiaries we announced on May 5, 2006, our intention to spin off the Bed & Biscuit subsidiary to our stockholders of record.

CURRENT OPERATIONS

Alternative fuels, as defined by the Energy Policy Act of 1992 (EPAct), include ethanol, natural gas, propane, hydrogen, bio-diesel, electricity, methanol, and p-series fuels. When ARI was incorporated it intended to target the alternative fuel industry with a focus on manufacturing of propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment and this decision was largely influenced by our former CEO, Jeffrey Groscost, who suddenly passed away on November 3, 2006. We subsequently appointed Mr. Richard Steele to serve as our interim Chief Executive Officer and have continued to reevaluate and reexamine ARI’s direction and involvement in the production and distribution of alternative fuel conversion kits.

In addition to the conversion kits and reinforced by the fact that we are reevaluating this line of business at all, we intend to focus our attention to brokering and assisting in the distribution of hybrid electric, CNG and LPG buses such as those produced by Wu Zhou Longs Motors of China (“WZL”) and Guangzhou Baolong Group Automotive Manufacturing Corporation (“Baolong”). Through our agreement with WZL, we are the exclusive representative for sales, marketing, and distribution of these different types of buses in five countries, including the United States, Mexico, and India. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation. We have paid a $500,000 nonrefundable deposit to WZL, which is to be allocated towards future bus purchases from WZL. In November 2006, we entered into an exclusive five year sales agreement with Baolong to act as the exclusive world-wide, excluding China, sales representative of their various buses and vans, hybrid buses and vans, CNG buses and vans, LPG buses and vans, and garbage truck and other related vehicles.

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

On December 6, 2006, we entered into a five-year Cooperation Agreement with China National Electric Equipment Corporation (“CNEEC”), whereby each company will represent the other’s products and services in an effort to find, establish, broker, and refer customers to each other. CNEEC has the expertise and knowledge to design and construct hydropower stations, thermal garbage power stations, and city waste treatment. AFV has been granted the rights by CNEEC to the following countries and territories: North and South America, India, Middle East, and the Philippines.

Satisfaction of our cash obligations for the next 12 months.

We are aggressively pursuing opportunities to broker buses and other alternative fuel vehicles and have discontinued our previous plan of seeking to build and/or acquire pet care facilities. However, we do intend to continue operations of our current pet facility while we also pursue the alternative fuel industry and until our previously announced spin-off is effective. Our cash obligations are anticipated to increase substantially over the next 12 months as we continue to establish ourselves in the alternative fuel industry. The cash would be utilized for operational expenses of retrofitting ourselves as a broker and distributor of alternative fuel vehicles.

We intend for our funding requirements to be fulfilled through either equity or debt financing. We anticipate that available cash at March 31, 2007 in the amount of $1,007,208 will not satisfy our cash obligations for the next 12 months and we will be required to raise additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the nine-months ended March 31, 2007 and 2006 we spent $5,000 and $669,651 respectively, on research and development. We are not anticipating significant research and development expenditures in the near future. We will continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

During the year ended June 30, 2006, we took delivery of a patented electric bus built by GYD of China. The was bus shipped to the United States for testing and we anticipate beginning the process of gaining federal authorization to import busses into the United States market in the upcoming quarters. In addition we paid a nonrefundable deposit of $500,000 to WZL, which is to be allocated towards future bus purchases.

Significant changes in number of employees.

The number of employees required to operate our business is currently 4 full time and 1 part time employee, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. In addition to our employees, we currently utilize 3 consultants. As a result of the change in our business plan establishing ourselves in the alternative fuel industry, we are anticipating a substantial change in the number of employees required for our operations. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2007 and 2006 Compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

INCOME:

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease)
			$	%
Revenues	$ 29,617	$ 29,731	$ 114	--

Cost of Sales	2,696	1,941	755	39%

Gross Profit	26,921	27,790	(869)	--

Gross Profit Percentage of Revenue	91%	93%	--	(2%)

Revenues

Revenues for the three months ended March 31, 2007 were $29,617 compared to revenues of $29,731 for the comparable three months ended March 31, 2006. This resulted in an increase in revenues of $114, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We still maintain operations through the Bed & Biscuit Inn, which continues to generate the only revenues for the Company. The limited increase in revenues is a result of minimal marketing dollars being allocated towards the growth of the Bed & Biscuit facility in anticipation of completing the previously announced spin-off. We have continued to focus our operations in the alternative fuel industry.

Cost of sales

Cost of sales for the three months ended March 31, 2007 was $2,696, an increase of $755 from $1,941 for the same period ended March 31, 2006. The slight increase was due to overall increase in our cost of pet supplies. We have not had cost of sales associated with our new planned business in the alternative fuel industry.

Gross profit

Gross profit for the three months ended March 31, 2007 was $26,921, a decrease of $869 or 2% as compared to $27,790 for the comparable period of three months ended March 31, 2006. Overall gross profit as a percentage of revenue decreased from 93% for the three months ended March 31, 2006 to 91% for the comparable three months ended March 31, 2007. Even though we had an increase in revenues from our Bed & Biscuit Inn when compared to the same time last year, we had a slight increase in our cost of sales which caused an overall 2% decrease in our gross profit as a percentage of revenue.

EXPENSES:

	Three months ended March 31, 2007	Three months ended March 31, 2006	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 50,089	$ 14,467	$35,622	246%

Depreciation	49,850	10,918	38,932	356%

Research and development	-0-	290,250	(290,250)	-

Consulting services	65,934	448,000	(382,066)	(85%)

Professional fees	42,146	36,500	5,646	15%

Rent expense	56,051	-	56,051	-

Promotional and marketing	15,451	-	15,451	-

Salaries and wages	125,520	-	125,520	-

Travel expenses	47,356	-	47,356	-

Total operating expenses	452,397	800,135	(347,738)	(43%)

Net operating loss	$ (425,476)	$ (772,345)	$ (346,869)	(45%)

General and administrative expenses

General and administrative expenses, which included those of a related party, were $50,089 for the three months ended March 31, 2007 versus $14,467 for the comparable period of three months ended March 31, 2006, which resulted in an increase of $35,622. The increase in general and administrative expenses was primarily due to the additional overhead incurred with the addition of our alternate fuel business. During the same period last year, we were incurring substantially less general and administrative expenses as we were had not fully begun our pursuit of the alternative fuel industry. Furthermore, during 2005 and in conjunction with our change in business focus we had relocated our corporate headquarters to Irvine, California, which was a large contributing factor to the increase of general and administrative expenses. However, we believe we have stabilized our general and administrative expenses as we become more familiar with the alternative fuel industry.

Depreciation expense

Depreciation expense was $49,850 for the three months ended March 31, 2007 compared to $10,918 for the three months ended March 31, 2006. The increase is the result of our recent acquisitions of fixed assets purchased in connection with the opening of our Irvine office.

Research and development

We did not incur any research and development costs for the three months ended March 31, 2007 as compared to $290,250 for the comparable three months ended March 31, 2006. During the same period last year, we invested a substantial amount of resources in the bi-fuel conversion systems as we were in the beginning stages of testing. However, at this point in time, we have suspended operations in commercializing the conversion kits.

Salaries and wages / Consulting services

Salaries and wages were $125,520 for the three months ended March 31, 2007 as compared to no salaries and wages expenses for the three months ended March 31, 2006. As we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, we hired employees associated with the operations of this line of business. During the three months ended March 31, 2007, we incurred $65,934 in consulting expenses compared to $448,000 in consulting expenses for the three months ended March 31, 2006. During the same period of 2006, we had a substantially larger amount of consulting expenses as we began the initial steps in the alternative fuel industry and specifically as we embarked on the bi-fuel conversion systems. As a result of the suspension of the bi-fuel conversion systems during the three months ended March 31, 2007, we have reduced our consulting expenses associated with this line of business.

Professional fees

Professional fees were $42,146 compared to $36,500 for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily due to our increased legal fees associated with our business development activities in China.

Travel expenses

Travel expenses were $47,356 for the three months ended March 31, 2007 versus $-0- for the comparable period of three months ended March 31, 2006. As a result of our WZL and Baolong agreements, we have greatly increased our travel to and from China. During the three months ended March 31, 2006, we had only begun the initial steps in alternative fuel, which primarily related to the conversion kits. However, as we began our relationship with WZL and needed to familiarize ourselves with their products, our travel expenses increased. Additionally, as we expanded our relationship with Baolong this further increased our travel expenses for the three months ended March 31, 2007. We expect that our travel expenses may continue in the upcoming months as we continue to cultivate our relationships in China and other countries.

Total operating expenses

Overall operating expenses were $452,397 for the three months ended March 31, 2007 versus $800,135 for the three months ended March 31, 2006, which resulted in a decrease of $347,738 or 43%. This decrease is primarily due to our reduction in consulting fees. As compared to the same time period in 2006, we had substantial consulting fees associated with our business change to the alternative fuel industry. However, during the three months ended March 31, 2007, we were able to reduce our outside consulting service fees as well as eliminate our research and development expenses and financing expenses. All of these items contributed to lowering our total operating expenses.

Net operating loss

The net operating loss for the three months ended March 31, 2007 was $425,476, versus $772,345 for the comparable period last year, a decrease of $346,869 or 45%. As mentioned above, although we are continuing our pursuit in the alternative fuel industry, we have been able to substantially reduce some of our operating expenses and thereby decrease our net operating loss.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006 Compared.

The following tables summarize selected items from the statement of operations for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

INCOME:

	Nine months ended March 31, 2007	Nine months ended March 31, 2006	Increase / (Decrease)
			$	%
Revenues	$ 90,913	$ 147,906	$ (56,993)	(39%)

Cost of Sales	6,598	11,324	(4,726)	(42%)

Gross Profit	84,315	136,582	(52,267)	(38%)

Gross Profit Percentage of Revenue	93%	92%	--	1%

Revenues

Revenues for the nine months ended March 31, 2007 were $90,913 compared to revenues of $147,906 for the comparable nine months ended March 31, 2006. This resulted in a decrease in revenues of $56,993 from the previous year. Although we have begun to focus our operations in the alternative fuel industry, we have not begun producing revenues in this industry. Therefore, we still maintain operations through the Bed & Biscuit Inn, which continues to generate our only revenues. However, we have continued to experience a decrease in revenues over the last nine months as a result of minimal marketing dollars being allocated towards the growth of the facility and a reduction of clientele.

Cost of sales

Cost of sales for the nine months ended March 31, 2007 was $6,598, a decrease of $4,726 from $11,324 for the same period ended March 31, 2006. As mentioned above, we have not experienced cost of sales associated with our new planned business in the alternative fuel industry. Therefore, our decrease in cost of sales is a result of fewer pets boarding at our Bed & Biscuit Inn. Furthermore, over the nine months ended March 31, 2007, we have proportionally decreased our cost of sales more than the percentage decrease in revenues that we have experienced.

Gross profit

Gross profit for the nine months ended March 31, 2007 was $84,315, a decrease of $52,267 or 38% as compared to $136,582 for the comparable period of nine months ended March 31, 2006. Overall gross profit as a percentage of revenue increased from 92% for the nine months ended March 31, 2006 to 93% for the comparable nine months ended March 31, 2007. Even though we have experienced a decrease in our revenues from the Bed & Biscuit Inn when compared to same period last year, we were able to increase our gross profit as a percentage of revenue because of a proportionally larger decrease in our cost of sales.

EXPENSES:

	Nine months ended March 31, 2007	Nine months ended March 31, 2006	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 339,226	$ 475,668	$ (136,442)	(29%)

Depreciation	128,725	32,386	96,339	297%

Consulting services	549,534	1,140,876	(591,342)	(52%)

Financing expense	100,000	1,275,041	(1,175,041)	(92%)

Investor relation	16,537	-0-	167,537	100%

Professional fees	337,472	36,500	300,972	825%

Research and development	5,000	669,651	(664,651)	(99%)

Rent expense	187,972	-0-	187,972	-

Promotional expense	111,082	-0-	111,082	-

Salaries and wages	455,834	-0-	455,834	-

Travel expenses	456,993	-0-	456,993	-

Asset impairment	18,269	-0-	18,269	-

Total operating expenses	2,706,644	3,630,122	(923,478)	(25%)

Net operating loss	$(2,622,329)	$ (3,493,540)	$ (871,211)	(25%)

General and administrative expenses

General and administrative expenses were $339,226 for the nine months ended March 31, 2007 versus $475,668 for the comparable period of nine months ended March 31, 2006, which resulted in a decrease of $136,442, or 29%. When compared to the same period, a year ago, we have slightly stabilized and decreased our administrative expenses as we become more familiar with the alternative fuel industry. Also during the same time period last year, we experienced higher than expected costs as we relocated our corporate headquarters to Irvine, California and established our facility in Arizona, which has been subsequently closed.

Depreciation

Depreciation expense totaled $128,725 for the nine months ended March 31, 2007 compared to $32,386 for the previous period. The increase in depreciation expense is attributable to the acquisition of substantial assets required for the Irvine office and our alternative fuel development. We do not anticipate any extraordinary acquisition of assets in the upcoming months and therefore we also expect our depreciation expense to normalize over future periods based on our existing fixed asset base.

Consulting services

During the nine months ended March 31, 2007, we also incurred consulting expenses of $549,534 as compared to $1,140,876 for the nine months ended March 31, 2006, a decrease of 52%. Again, these consulting expenses were directly related to our operations in the alternative fuel business with a significant portion pertaining to the conversion systems.

Financing

Financing costs for the nine months ended March 31, 2007 were $100,000 compared to $1,275,041 for the same period in the previous year. During the previous year, we were actively pursuing financing for the development of our alternate fuel business. The fees experienced were a direct result of these activities and have not re-occurred in the current year.

Professional fees

Professional fees were $337,472 for the period ended March 31, 2007 compared to $36,500 for the period ended March 31, 2006. The increase in professional fees is directly attributable to our business development.

Research and development

Research and development costs were $5,000 for the nine months ended March 31, 2007 as compared to $669,651 for the comparable nine months ended March 31, 2006. This resulted in a decrease of $664,651 or 99%. During the previous nine months ended March 31, 2006, we were in the beginning stages of our operations in the alternative fuel industry and therefore had invested a substantial amount of our resources towards the bi-fuel conversion systems. As a result of achieving EPA certifications for the conversion systems, we have substantially reduced our research and development costs during the nine months ended March 31, 2007. Furthermore, we have suspended the operations relating to the commercialization of the conversion kits until we are able to determine its potential viability.

Salaries and wages

Salaries and wages were $455,834 for the nine months ended March 31, 2007 as compared to no salary and wage expenses for the nine months ended March 31, 2006. As previously mentioned above, we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, which required the hiring of additional employees associated with these facilities.

Travel expenses

Travel expenses were $456,993 for the nine months ended March 31, 2007 versus no travel expenses for the comparable period of nine months ended March 31, 2006. Previously, we had not experienced travel expenses because we had not begun our pursuit in alternative fuel industry. However, during the last twelve months and specifically during the nine months ended March 31, 2007, we have increased our travel to China as we continue to develop our relationships with WZL and Baolong. We expect our travel expenses to continue as we continue to pursue global relationships in the alternative fuel industry.

Total operating expenses

Overall operating expenses were $2,706,644 for the nine months ended March 31, 2007 versus $3,630,122 for the nine months ended March 31, 2006, which resulted in a decrease of $923,478 or 25%. During the last nine months we have transitioned into the alternative fuel industry, which initially caused substantial increases in professional fees, consulting fees, salaries and wages. However, as we have continued with this transition, we have reduced these areas and therefore reduced our total operating expenses. Although these mentioned areas have been reduced during the nine months ended March 31, 2007, we have also experienced new expenses such as promotional and marketing expenses as well as investor relations, which only reduced our operating expenses by 25% when compared to the same period of March 31, 2006.

Net operating loss

The net loss for the nine months ended March 31, 2007 was $2,622,329, versus a net loss of $3,493,540 for the comparable period of nine months ended March 31, 2006, a decrease in net loss of $871,211. We are continuing our pursuit in the alternative fuel industry and have been able to reduce some of our operating expenses thereby slightly decreasing our net loss. As this industry is a completely new line of business for us we may incur additional operational expenses and therefore can not guarantee that we will continue to reduce our net loss.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2007 compared to the transitional year ended June 30, 2006.

	March 31, 2007	June 30, 2006	Increase / (Decrease)
			$	%

Current Assets	$1,100,958	$ 2,939,791	$(1,838,833)	(63%)

Current Liabilities	$ 272,568	$ 219,934	$ 52,634	24%

Working Capital	$ 828,390	$ 2,719,857	$ (1,891,467)	(70%)

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

Existing capital at March 31, 2007 and revenues anticipated to be derived from our pet facility are anticipated to only be sufficient to sustain our operations for approximately 3 to 4 months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

During the nine-months ended March 31, 2007 we conducted a private placement of Investment Units whereby we raised an additional $897,501.

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

We have incurred an accumulated deficit as of March 31, 2007 of $7,733,835. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the nine-months ended March 31, 2007, we raised approximately $897,501 in additional proceeds to be used as general working capital. We anticipate current cash on hand, combined with minimal revenues from the pet facility, will only satisfy our working capital needs for 4 to 5 months.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. This quarterly filing is considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Bard.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Richard Steele, our interim Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based upon their evaluation, Mr. Steele and Ms. Herring concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weakness, which caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirement to timely file our quarterly report on Form 10-QSB for the period ended March 31, 2007. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.	We had particular difficulty in assessing whether certain of our assets needed to be capitalized rather than expensed due to impairment as of June 30, 2006.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Accuity Financial Services, Inc., a consulting firm of which Ms. Herring, our chief financial officer, is President that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity Financial has agreed to assist us in the implementation of internal control enhancement policies and procedures.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes these claims have no merit and filed a counterclaim on September 20, 2006 against CAW alleging abuse of process, securities fraud and market manipulation, and interference with contractual relations. Both parties have submitted initial disclosure statements and Defendants, Mr. Stebbins and Mr. Steele; have filed motions of summary judgment in their individual capacities. As of the date of this filing, we are continuing to aggressively pursue our counterclaim and defend this action.

On or about April 5, 2007 the Company was served with a Countersuit, wherein the Company was named as Third Party Defendants in a dispute which was initiated between two of its stockholders. Primary parties are Coperture, Ltd. as Plaintiff and Lawrence Ryckman as Defendant, with AFV Solutions, Inc. as a co-defendant amongst over 25 other co-defendants. The suit was initiated in the Superior Court of the State of Arizona, Case No. CV2007-000676. Although the Countersuit contains 17 causes of action, the Company believes, based upon the Counterclaim filed that the “Counterdefendants” are alleging an interest in AFV Solutions, Inc., a Nevada corporation as a result of their alleged introduction of the Company to the alternative fuel industry. Counterdefendants are requesting relief in the form of a judgment for an unspecified sum to be proven at trial, in addition to a preliminary injunction and punitive damages. There are currently ongoing discussions relating to a resolution of disputed issues between the primary parties involved in the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On December 11, 2006, we authorized the conversion of the outstanding Series A Preferred Stock into 4,723 shares of our common stock. Pursuant to the Real Estate Acquisition Agreement, dated as of April 7, 2003, which granted the Series A Preferred Stock, it was to be automatically converted upon the first day of the 18th month following the date of issuance. The shares were issued on January 23, 2007. We believe the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us to the recipient and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuance of the shares, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of her investment. The recipient had the opportunity to speak with our management on several occasions prior to the issuance of the shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On June 11, 2007, our management, in consultation with our new independent registered public accounting firm, Weaver & Martin, LLC, concluded that the previously issued financial statements contained in our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our Quarterly Reports on Forms 10-QSB for the quarters ended September 30, 2006 and December 31, 2006 should not be relied upon for the reasons set forth below and that we will restate these financial statements to make the necessary accounting corrections.

In the process of reviewing our financial statements in comparison to accounting pronouncements and the disclosures of other entities, our chief financial officer identified that certain reclassifications were necessary to properly meet the disclosure requirements under generally accepted accounting principles. Primarily, certain assets were expensed rather than capitalized.

We have reviewed and discussed these issues as well as the required accounting treatment and disclosure with Weaver & Martin. We have determined that the impact of the errors reported in our previously reported financial statements would be material if the errors were not corrected. As a result, we intend to amend our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our Quarterly Reports on Forms 10-QSB for the periods ended September 30, 2006 and December 31, 2006 to restate our financial statements to correct the errors in the period in which they originated.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b) On May 29, 2007, Mr. Richard Steele resigned his position as our president concurrent with the appointment of Mr. Carlos Zalduondo as our new president and chief operating officer, described below. Mr. Steele will remain as our chief executive officer and a member of our board of directors. Mr. Steele’s resignation was not a result of any disagreement with us or our management.

(c) On May 29, 2007, our Board of Directors appointed Mr. Carlos Zalduondo as the new President and Chief Operating Officer of the Registrant.

Carlos Zalduondo has served as a board member of the Registrant since June 2006. For the last six years, Mr. Zalduondo has been retired and performed selective management consulting work. Prior to his retirement, Mr. Zalduondo was the General Manager and President of Allergan-Lok Produtos Farmaceuticos Ltda. in San Paulo, Brazil for 9 years. During his time there he successfully managed a turn around of this Brazilian company to become cash positive and profitable business while also expanding throughout Latin America. Mr. Zalduondo also worked as the General Manager of Allergan Puerto Rico, Inc. from 1982-1991 where he directed all facets of Allergan’s Eye Care line in Puerto Rico, Central and South America markets, encompassing sales, marketing, finance and operations. Mr. Zalduondo first began his career in marketing with Eli Lilly, S.A.

Mr. Zalduondo graduated from the University of Puerto Rico with a Finance degree and has received management training from the University of California Los Angeles. Mr. Zalduondo is also fluent in English, Spanish, and Portuguese.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Real Estate Acquisition Contract		8-K		2	04/09/03
3(i)a	Articles of Incorporation of Juris Travel		SB-2		3(i)	03/19/03
3(i)b	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.		10-KSB		3(i)b	04/02/03
3(i)c	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.		10-KSB		3(i)c	04/02/03
3(i)d	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.		10-QSB/A		3a	05/15/03
3(i)e	Articles of Incorporation of AFV Research, Inc.		10-QSB		3(i)	12/23/04
3(i)f	Articles of Incorporation of AFV Systems, Inc.		10-QSB		3(i)f	11/20/06
3(ii)a	Bylaws of Juris Travel		SB-2		3(ii)	03/19/02
3(ii)b	Bylaws of Bed and Biscuit Inns of America, Inc.		10-KSB		3b	05/15/03
3(ii)c	Bylaws of AFV Research, Inc.		10-QSB		3(ii)	12/23/04
3(ii)d	Bylaws of AFV Systems, Inc.		10-QSB		3(ii)d	11/20/06
10.1	Travel Agency Agreement with Global Travel International		SB-2		10	03/19/02
10.2	Commission Schedule		SB-2/A		10.2	05/15/02
10.3	Intellectual Property Assignment Agreement		8-K		10	03/28/03
10.4	Commercial Office Lease, dated July 1, 2003		8-K		10	07/24/03

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K	10.5	07/26/06
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K	10.6	07/26/06
31.1	Certification of Richard Steele Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002	X
32.1	Certification of Richard Steele Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and as principal accounting officer)

Date: June 15, 2007