Form 10QSB/A
period 2005-09-30
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

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

**Explanatory Note: We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, (the "Original Filing") filed on November 21, 2005, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to the expensing of an asset rather than capitalization of the asset.

The Original Filing is hereby superseded and amended with respect to Part I, Items 1 and 2 and exhibits 31 and 32 set forth in this Amendment No. 1. This Amendment does not amend any other information previously filed in the Original Filing.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Consolidated Balance Sheet

(unaudited)

	September 30,	December 31,
	2005	2004
Assets	RESTATED

Current assets:
Cash	$529,216	19,799
Prepaid expenses	-	147
Total current assets	529,216	19,946

Fixed assets, net	681,795	520,852
Total fixed assets	681,795	520,852

Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$1,229,280	$559,067

Liabilities and Stockholders' Equity

Current liabilities:
Accred expenses - related party	$10,500	$6,000
Notes payable	206,000	6,000
Notes payable - related party	30,000	-
Total current liabilities	246,500	12,000

Long term liabilities:
Installment loans	21,602	36,215
Mortgage payable	176,412	174,757
Mortgage payable - related party	200,000	200,000
Interest payable - related party	28,750	19,750
Total long term liabilities	426,764	430,722

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, 28,334 shares issued and outstanding	28	28
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,100,000 shares issued and outstanding	20,100	20,100
Stock subscription payable	930,966	130,966
Additional paid-in capital	990,020	312,522
Accumulated (deficit)	(1,385,098)	(347,271)
	556,016	116,345

	$1,229,280	$559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	RESTATED		RESTATED

Revenue	$80,002	$26,392	$148,193	$86,198
Cost of sales	4,160	19,858	8,327	23,259

Gross profit	75,842	6,534	139,866	62,939

Expenses:
General and administrative expenses	193,005	44,678	266,210	110,627
General and administrative expenses - related party	1,500	1,500	4,500	4,500
Depreciation	17,157	5,777	38,257	21,852
Financing expenses	626,498	-	626,498	-
Professional fees	59,000	-	84,000	-
Consulting fees	-	1,050	-	6,000
Consulting fees - related party	-	-	-	2,400
Research and development	90,000	-	145,000	-
Total operating expenses	987,160	53,005	1,164,465	145,379

Net operating (loss)	(911,318)	(46,471)	(1,024,599)	(82,440)

Other income (expenses):
Interest income	769	-	769	-
Interest expense	(2,679)	(4,608)	(4,997)	(14,285)
Interest expense - related party	(3,000)	(3,000)	(9,000)	(9,000)
Total other income (expesnes)	(4,910)	(7,608)	(13,228)	(23,285)

Net (loss)	$(916,228)	$(54,079)	$(1,037,827)	$(105,725)

Weighted average number of
common shares outstanding - basic and fully diluted	20,100,000	20,100,000	20,100,000	20,100,000

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.00)	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Statements of Stockholders’ Equity

(unaudited)

					Additional			Total
	Common Stock		Preferred Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity
Balance, January 23, 2002	-	$-	-	$-	$-	$-	$-	$-

Shares issued for cash	15,000,000	15,000			(7,500)			7,500
Shares issued for cash	5,000,000	5,000			20,000			25,000

Net (loss)
for the year ended
December 31, 2002							(8,160)	(8,160)
Balance, December 31, 2002	20,000,000	20,000	-	-	12,500		(8,160)	24,340

Series A Convertible Preferred Stock			28,334	28	169,972			170,000
issued for Asset Purchase Agreement
Shares issued for Intellectual Property	100,000	100			24,900			25,000

Net (loss)
for the year ended
December 31, 2003							(54,079)	(54,079)
Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372		(62,239)	165,261

Subscription payable						130,966		130,966
Donated capital					105,150			105,150

Net (loss)
for the year ended
December 31, 2004							(285,032)	(285,032)
Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	(347,271)	116,345

Donated capital					51,000			51,000
Subscriptions payable						800,000		800,000
Warrants issued
in connection with financing					626,498			626,498

Net (loss)
for the nine months ended
September 30, 2005							(1,037,827)	(1,037,827)
Balance, September 30, 2005	20,100,000	20,100	28,334	28	990,020	930,966	(1,385,098)	556,016

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc,)

Consolidated Statements of Cash Flow

(unaudited)

	Nine months ended
	September 30,
	2005	2004
	RESTATED
Cash flows from operating activities
Net (loss)	$(1,037,827)	$(105,725)
Depreciation	38,257	21,852
Warrants issued for financing	626,498	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid expenses	148	-
(Decrease) in cash overdraft	-	(721)
Increase in interest payable - related party	9,000	9,000
Increase in accrued liabilities - related party	4,500	7,067
Net cash (used) by operating activities	(359,424)	(68,527)

Cash flows from investing activities
Purchase of operating assets	(198,200)	-
Net cash (used) by investing activities	(198,200)	-

Cash flows from financing activities
Proceeds from notes receivable	230,000	-
Payment on installment loans	(13,959)	(3,207)
Payment on mortgage loans	-	(3,036)
Prior period depreciation adjustment	-	(12,583)
Subscriptions payable	800,000	130,965
Donated capital	51,000	-
Net cash provided by financing activities	1,067,041	112,139

Net increase (decrease) in cash	509,417	43,613
Cash - beginning	19,799	-
Cash - ending	$529,216	$43,613

Supplemental disclosures:
Interest paid	$13,997	$14,285
Income taxes paid	$-	$-

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

Note 3 - Correction of an Error

The Company has restated its previously issued September 30, 2005 consolidated financial statements for matters related to the following previously reported items: research and development expense and an asset purchase. The accompanying financial statements for the three and nine month periods ended September 30, 2005 have been restated to reflect the corrections. The following is a summary of the restatements for September 30, 2005:

Increase of previously reported fixed assets	$191,593
Total increase in previously reported assets	$ 191,593

Increase of previously reported depreciation	$6,607
Decrease of previously reported research and development	(198,200)

Total decrease in net (loss)	$ (191,593)

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

The effect on the Company’s previously issued September 30, 2005 financial statements are summarized as follows:

Consolidated Balance Sheet as of September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Assets
Current assets
Cash	$ 529,216	$ -	$ 529,216
Total current assets	529,216	-	529,216

Fixed assets, net	490,202	191,593	681,795

Other assets
Goodwill	18,269	-	18,269
Total other assets	18,269	-	18,269

	$1,037,687	$ 191,593	$ 1,229,280

Current liabilities
Accrued expenses – related party	10,500	-	10,500
Note payable	206,000	-	206,000
Notes payable – related party	30,000	-	30,000
Total current liabilities	246,500	-	246,500

Long term liabilities
Installment loans	21,602	-	21,602
Mortgage payable	176,412	-	176,412
Mortgage payable – related party	200,000	-	200,000
Interest payable – related party	28,750	-	28,750
Total long term liabilities	426,764	-	426,764

Stockholders’ equity
Preferred stock	28	-	28
Common stock	20,100	-	20,100
Subscription payable	930,996	-	930,996
Additional paid in capital	990,020	-	990,020
Accumulated deficit	(1,576,791)	(191,593)	(1,385,098)
Total stockholders’ equity	364,423	(191,593)	556,016

	$1,037,687	$ (191,593)	$ 1,229,280

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Statement of Operations for the Nine Months Ended September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Revenue	$ 148,193	$ -	$ 148,193
Cost of sales	8,327	-	8,327

Gross profit	139,866	-	139,866

General & administrative	266,210	-	266,210
General & administrative – related party	4,500	-	4,500
Depreciation	31,650	6,607	38,257
Financing fees	626,498	-	626,498
Professional fees	84,000	-	84,000
Research & development	343,200	(198,200)	145,000

Net operating (Loss)	(1,216,192)	(191,593)	(1,024,599)

Interest income	769	-	769
Interest expense	(4,997)	-	(4,997)
Interest expense – related party	(9,000)	-	(9,000)

Net Income (Loss)	$(1,107,821)	$ (191,593)	$(1,037,827)

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

Note 5 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

September 30, 2005
Land	$ 137,000
Vehicles	334,064
Furniture and fixtures	8,253
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	774,732
Less accumulated depreciation	(92,937)

Total	$ 681,795

The Company recorded depreciation expense of $38,257 during the nine months ended September 30, 2005.

Note 6 – Long Term Liabilities

The Company has a 5-year note payable in the principal amount of $200,000 with an interest rate of 6% to the Company’s President pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the nine months ended September 30, 2005 the Company had accrued interest payable of $28,750.

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

On July 21, 2005 the Company received a $200,000 non interest-bearing note from a related party due on demand.

The Company expensed $13,997 in interest during the nine months ended September 30, 2005.

Note 7 – Stockholders’ equity

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

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

During the period ended September 30, 2005, the Company issued subscriptions for 540,000 shares with 270,000 warrants of its $0.001 par value common stock and received cash in the amount of $800,000.

There were no stock issuances during the nine months ended September 30, 2005.

Note 8 – Options and Warrants

On July 8, 2005 the company issued 270,000 detachable warrants with a weighted average price of $2.32. The value of the warrants using the Black-Scholes pricing model was $626,498 and this was recorded as a financing expense at September 30, 2005.

The assumptions used to value the warrants were: Warranty life-2 years, Stock price-$3.1,Volatility-136%, Strike price-$2.00.

Note 9 – Related party transactions

An Officer and director of the Company donated capital in the amount of $51,000 during the nine-month period ended September 30, 2005.

During the nine-months ended September 30, 2005, an officer lent the Company $30,000 which is non-interest bearing and due on demand.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	successful entrance into the alternative fuel industry;
o	government regulation impacting the alternative fuel industry;
o	ability to attract and maintain customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in distribution or other systems.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Summary of any product research and development that we will perform for the term of the plan. During the nine months ended September 30, 2005 we spent $145,000 on research and development. We anticipate significant research and development expenditures in the future as we move into implementing our revised business plan.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 Compared.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues	$ 80,002	$ 26,392	$ 148,193	$ 86,198

Cost of Sales	4,160	19,858	8,327	23,259

General and Administrative Expenses	193,005	44,678	266,210	110,627

General and Administrative Expenses – Related party	1,500	1,500	4,500	4,500

Total Operating Expenses	987,160	53,005	1,164,465	145,379

Other income (expense)	(4,910)	(7,608)	(13,228)	(23,285)

Net Loss	$ (916,228)	$ (54,079)	$ (1,037,827)	$ (105,725)

Revenues

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Revenue	$ 80,002	$ 26,392	$ 53,610	203%

For the nine months ended September 30:
Revenue	$ 148,193	$ 86,198	$ 61,995	72%

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

Net Loss

	2005	2004	Increase/(decrease)
			$
For the three months ended September 30:
Net loss	$ 916,228	$ 54,079	$862,149

For the nine months ended September 30:
Net loss	$ 1,037,827	$ 105,725	$932,102

The net loss for the three months ended September 30, 2005 was $916,228, versus a net loss of $54,079 for the three months ended September 30, 2004, a change in net loss of $862,149. The net loss for the nine months ended September 30, 2005 was $1,037,827, versus a net loss of $105,725 for the nine months ended September 30, 2004, a change in net loss of $932,102. The increase in the net loss was primarily due to the increase in Research and Development costs associated with our transition to the alterative fuel industry as well as the general and administrative expenses incurred as a result of our planned transition.

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

Liquidity and Capital Resources at September 30, 2005 and December 31, 2004.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	September 30, 2005	December 31, 2004
Total Assets	$ 1,229,280	$ 559,067
Accumulated Deficit	$ (1,385,098)	$ (347,271)
Stockholders’ Equity	$ 556,016	$ 116,345

Working Capital	$ 282,716	$ 7,946

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

We have incurred an accumulated deficit for the nine months ended September 30, 2005 of $1,385,098. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of filing this amended report, Mr. Carlos Zalduondo, our Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based upon their evaluation, Mr. Zalduondo and Ms. Herring concluded that as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weakness, which caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

•	We had particular difficulty in assessing whether certain of our assets needed to be capitalized rather than expensed.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Accuity Financial Services, Inc., a consulting firm of which Ms. Herring, our chief financial officer, is President that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity Financial has agreed to assist us in the implementation of internal control enhancement policies and procedures.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

a) Exhibits

31.1*	Certification of Carlos Zalduondo pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Suzanne Herring pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Carlos Zalduondo pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Suzanne Herring pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed herewith

b) Reports on Form 8-K

Form 8-K filed on August 9, 2005 – Appointment of Jeffrey Groscost as President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By: /s/ Carlos Zalduondo
Carlos Zalduondo,
Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date: July 16, 2007