Form 10KSB/A
period 2005-12-31
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-84568

AFV SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	90-0006843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9710 Research Drive
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (949) 748-6600

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

**Explanatory Note – We are filing this Amendment No. 1 to Form 10-KSB to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005, (the “Original Filing”) filed on March 30, 2006, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to the expensing of an asset rather than capitalization of the asset.

The Original Filing is hereby superseded and amended with respect to Part II, Items 6, 7, 8A, and exhibits 31 and 32 set forth in this Amendment No. 1. This Amendment does not amend any other information previously filed in the Original Filing.

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

Summary of any product research and development that we will perform for the term of the plan. During the years ended December 31, 2005 and 2004 we spent $236,201 and $40,000, respectively, on research and development. We anticipate significant research and development expenditures in the future as we continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

Results of Operations for the Years Ended December 31, 2005 and 2004 Compared.

The following table is a summary of our operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Revenues	$ 186,366	$ 115,881

Cost of Sales	13,550	27,598

General and Administrative Expenses	532,010	150,596

Financing expenses	1,275,041	-

Total Operating Expenses	2,801,213	266,543

Other income (expense)	(16,063)	(30,925)

Net Loss	$ (2,644,460)	$ (209,185)

Revenue

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
Revenue	$ 186,366	$ 115,881	$ 70,485	61%

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

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
General & Administrative expenses	$ 532,010	$ 150,596	$ 381,414	253%

General and administrative expenses were $532,010 for the year ended December 31, 2005 versus $150,596 for the year ended December 31, 2004, which resulted in an increase of $381,414. The increase in general and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance with our plan to enter into the alternative fuel industry with ARI.

Total Operating Expenses

	2005	2004	Increase/(decrease)
			$	%
For the year ended December 31:
Total operating expenses	$ 2,801,213	$ 266,543	$ 2,534,670	951%

Overall operating expenses were $2,801,213 for the year ended December 31, 2005 versus $266,543 for the year ended December 31, 2004, which resulted in an increase of $2,534,670. This substantial increase is primarily due to the change in focus with our new subsidiary, ARI. Comparatively in 2004, we only had operating expenses relating to our Bed & Biscuit Inn. However, in 2005 we have incurred substantial increases in expenses for professional fees, consulting fees, research and development, and financing expenses all related to ARI and the move into alternative fuel. We anticipate this transition to create up front costs but we are unable to determine how long these expenses will continue or if they will continue for an extended amount of time.

Net (Loss)

	2005	2004	Increase/(decrease)
			$
For the year ended December 31:
Net loss	$ 2,644,460	$ 209,185	$ 2,435,275

The net loss for the year ended December 31, 2005 was $2,644,460, versus a net loss of $209,185 for the year ended December 31, 2004, a change in net loss of $2,435,275. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above associated with our transition to the alterative fuel industry as well as the general and administrative expenses incurred as a result of our planned transition.

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

Liquidity and Capital Resources at December 31, 2005 and December 31, 2004.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	December 31, 2005	December 31, 2004
Total Assets	$ 853,732	$ 559,067
Accumulated Deficit	$ (2,991,730)	$ (347,271)
Stockholders’ Equity	$ 373,127	$ 116,345

Working Capital	$ 114,461	$ 7,946

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

We have incurred an accumulated deficit for the year ended December 31, 2005 of $2,991,730. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

ITEM 13.	EXHIBITS

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c****	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d*****	Certificate of Amendment to Articles of Incorporation changing the Company’s name to AFV Solutions, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c****	Bylaws of Dogs International
3(ii)d*****	Bylaws of AFV Solutions, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
16	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
21*	Subsidiaries of AFV Solutions, Inc.
31.1*	Certification of Carlos Zalduondo pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Carlos Zalduondo pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Suzanne Herring pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-QSB filed on May 15, 2003.
****	Incorporated by reference in Form 10-QSB, dated April 2, 2003.
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

Reports on Form 8-K

Form 8-K filed on March 15, 2006; Change in Accountants

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

By:/s/ Carlos Zalduondo
Carlos Zalduondo,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ricahrd Steele	Chairman of the Board	July 16, 2007
Richard Steele

/s/ Suzanne Herring	Chief Financial Officer	July 16, 2007
Suzanne Herring

/s/ Carlos Zalduondo	Chief Operating Officer	July 16, 2007
Carlos Zalduondo	Chief Executive Officer
and Director

/s/ Alezander Leon	Director	July 16, 2007
Alexander Leon

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountant

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 77I -2598	FACSIMILE (56 I) 740-0613

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

Boynton Beach Florida	/s/ Lawrence Scharfman
March 10, 2006	Lawrence Scharfman CPA PA

LICENSED IN FLORIDA & NEW YORK

AFV Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	RESTATED
Assets

Current assets:
Cash	$ 167,141	$ 19,799
Prepaid expenses	-	147
Total current assets	167,141	19,946

Fixed assets, net
Total fixed assets	668,322	520,852
	668,322	520,852
Other assets:
Goodwill	18,269	18,269
Total other assets	18,269	18,269

Total assets	$ 853,732	$ 559,067

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$ 4,680	$ -
Accrued expenses-related party	12,000	6,000
Notes payable	6,000	6,000
Notes payable – related party	30,000	-
Total current liabilities	52,680	12,000

Long term liabilities
Installment Loans	20,623	36,215
Mortgages Payable	175,552	174,757
Mortgages Payable – related party	200,000	200,000
Interest Payable – related party	31,750	19,750
Total long term liabilities	427,925	430,722

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28	28
Common stock, $.001 par value, 100,000,000 shares authorized; 21,120,000 and 20,100,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	21,120	20,100
Stock subscription payable	130,966	130,966
Stock subscription receivable	(10,000)	-
Additional paid-in capital	3,222,743	312,522
Accumulated (deficit)	(2,991,730)	(347,271)
	373,127	116,345
	$ 853,732	$ 559,067

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004
	RESTATED

Revenue	$ 186,366	$ 115,881
Cost of sales	13,550	27,598
Gross profit	172,816	88,283

Expenses:
General and administrative expenses	532,010	150,596
General and administrative expenses – related party	6,000	6,000
Depreciation	50,085	33,897
Financing expenses	1,275,041	-
Professional fees	125,676	-
Consulting fees	567,200	32,700
Consulting fees – related party	-	3,350
Research and development	236,201	40,000
Total operating expenses	2,801,213	266,543

Net operating (loss)	(2,628,397)	(178,260)

Other income (expenses):
Interest income	2,210	-
Interest expense	(6,273)	(18,925)
Interest expense – related party	(12,000)	(12,000)
Total other income (expenses)	(16,063)	(30,925)

Net (loss)	$ (2,644,460)	$ (209,185)

Weighted average number of common shares outstanding - basic and fully diluted	20,161,370	20,100,000

Net (loss) per share – basic and fully diluted	$ (0.13)	$ (0.01)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Subscriptions Payable	Subscriptions Receivable	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, January 23, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	15,000,000	15,000			(7,500)				7,500
Shares issued for cash	5,000,000	5,000			20,000				25,000

Net loss
For the year ended December 31, 2002								(8,160)	(8,160)

Balance, December 31, 2002	20,000,000	20,000	-	-	12,500			(8,160)	24,340

Series A Convertible Preferred Stock Issued for Asset Purchase Agreement			28,334	28	169,972				170,000
Shares issued for Intellectual Property	100,000	100	-	-	24,900				25,000

Net loss			-	-	-	-	-
For the year ended December 31, 2003								(129,926)	(129,926)

Balance, December 31, 2003	20,100,000	20,100	28,334	28	207,372			(138,086)	89,414

Subscription payable						130,966	-		130,966
Donated capital					105,150				105,150

Net loss
For the year ended December 31, 2004								(209,185)	(209,185)

Balance, December 31, 2004	20,100,000	20,100	28,334	28	312,522	130,966	-	(347,271)	116,345

Donated capital					51,000				51,000
Subscriptions payable						-	-		-
Shares issued for cash	1,000,000	1,000			1,499,000	-	(10,000)		1,490,000
Shares issued for consulting services	20,000	20			85,180				85,200
Warrants issued in connection with financing					1,275,041				1,275,041

Net
For the year ended December 31, 2005								(2,644,460)	(2,644,460)
Balance, December 31, 2005	21,120,000	$21,120	28,334	$ 28	$ 3,222,743	130,966	$ (10,000)	$ (2,991,731)	$ 373,126

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Cash Flow

	Year Ended December 31,
	2005	2004
	RESTATED
Cash flows from operating activities
Net (loss)	$ (2,644,460)	$ (209,185)
Depreciation	59,085	33,897
Warrants issued for financing	1,275,041	-
Share-based compensation	85,200	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Prepaid expenses	148	(147)
Accrued liabilities	3,842	(2,194)
Interest payable – related party	12,000	12,000
Accrued liabilities - related party	6,000	6,000
Net cash (used) by operating activities	(1,203,144)	(159,629)

Cash flows from investing activities
Purchase of operating assets	(205,554)	(64,634)
Net cash (used) by investing activities	(205,554)	(64,634)

Cash flows from financing activities
Checks issued in excess of cash available	721	(721)
Proceeds from notes payable – related party	30,000	-
Proceeds from installment loans	-	27,040
Payments on installment loans	(15,543)	(4,611)
Payments on mortgage loans	(860)	-
Prior period depreciation adjustment	-	(13,041)
Cash from issuance of common stock	1,5000,000	-
Subscriptions payable	-	130,966
Subscriptions receivable	(10,000)	-
Donated capital	51,000	105,150
Net cash provided by financing activities	1,555,318	244,783

Net increase (decrease) in cash	146,620	20,521
Cash - beginning	20,521	-
Cash - ending	$ 167,141	$ 20,521

Supplemental disclosures:
Interest paid	$ 6,273	$ 18,925
Income taxes paid	$ -	$ -
Shares issued for services	$ 85,200	$ -
Warrants issued for financing	$ 1,275,041	$ -

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 1 – Summary of Accounting Policies

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

Research & Development

The Company charges expenditures relating to research and development and improvements to expense as incurred. Research & development expenses totaled $236,201 and $40,000 for the years ended December 31, 2005 and 2004 respectively.

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

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $85,200 and $0 for the years ended December 31, 2005 and 2004, respectively

Note 2 – Going concern

As shown in the accompanying financial statements, The Company incurred recurring net losses of $2,644,460 and $209,185 in 2005 and 2004, respectively, has an accumulated deficit of $2,991,730 as of December 31, 2005. For the Company to continue as a going concern the it must seek additional sources of capital, and the Company must attain future profitable operations. The Company is currently initiating its business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Correction of an Error

The Company has restated its previously issued September 30, 2005 consolidated financial statements for matters related to the following previously reported items: research and development expense and an asset purchase. The accompanying financial statements for the year ended December 31, 2005 have been restated to reflect the corrections. The following is a summary of the restatements for December 31, 2005:

Increase of previously reported fixed assets, net	$181,683
Total increase in previously reported assets	$181,683

Increase in previously reported depreciation expense	$16,517
Decrease of previously reported research and development	$(198,200)
Total decrease in net (loss)	$(181,683)

The effect on the Company’s previously issued December 31, 2005 financial statements are summarized as follows:

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Consolidated Balance Sheet as of December 31, 2005

	Previously Reported	Increase (Decrease)	Restated
Assets
Current assets
Cash	$ 167,141	$ -	$ 167,141
Total current assets	167,141	-	167,141

Fixed assets, net	486,639	181,683	668,322

Other assets
Goodwill	18,269	-	18,269
Total other assets	18,269	-	18,269

	$ 672,049	$ 181,683	$ 853,732

Current liabilities
Accrued expenses	4,681	-	4,681
Accrued expenses – related party	12,000	-	12,000
Note payable	6,000	-	6,000
Notes payable – related party	30,000	-	30,000
Total current liabilities	52,681	-	52,681

Long term liabilities
Installment loans	20,623	-	20,623
Mortgage payable	175,552	-	175,552
Mortgage payable – related party	200,000	-	200,000
Interest payable – related party	31,750	-	31,750
Total long term liabilities	427,925	-	426,925

Stockholders’ equity
Preferred stock	28	-	28
Common stock	20,100	-	20,100
Subscription payable	130,996	-	130,996
Subscription receivable	(10,000)	-	(10,000)
Additional paid in capital	3,222,743	-	3,222,743
Accumulated deficit	(3,173,414)	(181,683)	(2,991,730)
Total stockholders’ equity	191,443	(181,683)	373,127

	$ 672,049	$ (181,683)	$ 853,732

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Statement of Operations for the Year Ended December 31, 2005

	Previously Reported	Increase (Decrease)	Restated
Revenue	$ 186,366	$ -	$ 186,366
Cost of sales	13,550	-	13,550

Gross profit	172,816	-	172,816

General & administrative	532,010	-	532,010
General & administrative – related party	6,000	-	6,000
Depreciation	42,568	16,517	59,085
Financing fees	1,275,041	-	1,275,041
Professional fees	125,676	-	125,676
Consulting fees	567,200	-	567,200
Research & development	434,401	(198,200)	236,201

Net operating (Loss)	(2,810,080)	(181,683)	(2,628,397)

Interest income	2,210	-	2,210
Interest expense	(6,273)	-	(6,273)
Interest expense – related party	(12,000)	-	(12,000)
	(16,063)	-	(16,063)

Net Income (Loss)	$(2,826,143)	$ (181,683)	$(2,644,460)

Note 4 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

December 31, 2005
Land	$ 137,000
Vehicles	334,064
Furniture and fixtures	15,608
Operating equipment	11,650
Buildings and improvements	283,764

Total fixed assets	782,086
Less accumulated depreciation	(113,764)

Total	$ 668,322

The Company recorded depreciation expense of $59,085 and $33,897 for the years ended December 31, 2005 and 2004, respectively.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

Note 5 – Goodwill

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

Note 6 – Income taxes

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

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $2,991,730 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2005
Deferred tax assets:
Net operating loss carryforwards	$ 2,991,730
Total deferred tax assets	2,991,730

Net deferred tax assets before valuation allowance	2,991,730
Less: Valuation allowance	(2,991,730)
Net deferred tax assets	$ -0-

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

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

December 31, 2005
Federal and state statutory rate	($ 1,017,188)
Change in valuation allowance on deferred tax assets	1,017,188
$ -0-

Note 7 – Consulting Expense

During the year ended December 31, 2005 the Company entered into a consulting agreement with Alexander Auto to provide specific Environment Protection (“EPA”) and Alternative fuel consulting and support. At December 31, 2005 the Company has paid Alexander Auto $480,000 for consulting services.

Note 8 – Long Term Liabilities

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

Note 9 – Stockholders’ equity

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

On October 17, 2005 the Company issued 20,000 shares for consulting services valued at $82,500 the fair market value of the underlying shares.

During the year ended December 31, 2005 the Company issued $1,000,000 with 500,000 detachable warrants of its $0.001 par value common stock for cash totaling $1,500,000.

Note 10 – Related party transactions

During the year ended December 31, 2005 an Officer and director of the Company donated capital in the amount of $51,000.

AFV Solutions, Inc.

(formerly Dogs International, Inc.)

Notes to Financial Statements

During the year ended December 31, 2005, an officer lent the Company $30,000 which is non-interest bearing and due on demand.

The Company leases nine hundred square feet of office space from an officer and director of the Company at a fair market value of $500 per month. During the year ended December 31, 2005, the Company accrued rent expense to a related party in the amount of $6,000.

Note 11 – Options and Warrants

During the year ended December 31, 2005 the company issued 500,000 detachable warrants with a weighted average price of $1.8. The value of the warrants using the Black-Scholes pricing model was $1,275,041, which the Company recorded as financing expense at December 31, 2005.

The assumptions used to value the warrants were: Warranty life-2 years, Stock price-$3.1, Volatility-136%, Strike price-$2.00.

Exercise Price	Number Outstanding	Weighted Average remaining contractual life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise price
$2.00	500,000	2.32	$1.80	500,000	$1.80

Transactions involving the Company’s warrant issuance are summarized as follows

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2004	-	$-
Options cancelled or expired	-
Warrants granted	500,000	-
Warrants exercised	-	-

Balance, December 31, 2005	500,000	1.80

Exercisable, December 31, 2005	500,000	$1.80

Note 12 – Subsequent Events

On January 6, 2006 the Company issued 160,000 shares of its $.001 par value common stock for services valued at $384,000.