Form 10QSB/A
period 2006-09-30
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

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

**Explanatory Note: We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, (the "Original Filing") filed on November 20, 2006, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to the expensing of an asset rather than capitalization of the asset during the quarter ended September 30, 2005.

The Original Filing is hereby superseded and amended with respect to Part I, Items 1, 2 and 3 and exhibits 31 and 32 set forth in this Amendment No. 1. This Amendment does not amend any other information previously filed in the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.

Consolidated Balance Sheet

September 30, 2006
Assets

Current assets:
Cash	$ 2,485,278
Prepaid expenses	68,000
Other current assets	54,489
Total current assets	2,607,767

Fixed assets, net	943,017

Other assets:
Deposits	533,362
Other assets	2,502
Total other assets	535,864

Total assets	$ 4,086,648

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 114,260
Accrued expenses	5,792
Accrued expenses-related party	16,500
Accrued interest-related party	40,000
Notes payable	15,795
Line of credit	98,478
Total current liabilities	290,825

Long term liabilities
Mortgages Payable	78,948
Mortgages Payable – related party	150,000
Total long term liabilities	228,948

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28
Common stock, $.001 par value, 100,000,000 shares authorized; 22,732,500 issued and outstanding at September 30, 2006	22,733
Stock subscription payable	178
Stock subscription receivable	(10,000)
Additional paid-in capital	9,828,918
Accumulated (deficit)	(6,274,982)
3,566,875

$ 4,086,648

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,
	2006	2005
		RESTATED
Revenue	$ 36,442	$ 80,002
Cost of sales	2,125	4,160

Gross profit	34,317	75,842

Expenses:
General and administrative expenses	129,499	63,728
General and administrative expenses – related party	1,500	1,500
Depreciation	37,819	17,157
Consulting services	228,723	-
Financing expenses	100,000	626,498
Investor relations	16,537	-
Professional fees	208,014	59,000
Research and development	5,000	90,000
Rent expense	57,872	9,977
Promotional and marketing	24,715	1,801
Salaries and wages	145,103	101,559
Travel expense	227,532	15,940
Impairment of intangible assets	18,269	-
Total operating expenses	1,200,583	987,160

Operating (loss)	(1,166,266)	(911,318)

Other income (expenses):
Interest income	11	769
Interest (expense)	(11,898)	(2,679)
Interest (expense) – related party	(2,250)	(3,000)
Total other income (expenses)	(14,137)	(4,910)

Net (loss)	$ (1,180,403)	$ (916,228)

Weighted average number of common shares outstanding - basic and fully diluted	21,340,853	20,100,000

Net (loss) per share – basic and fully diluted	$ (0.06)	$ (0.14)

The accompanying notes are an integral part of these financial statements

AFV Solutions, Inc.

Consolidated Statement of Cash Flow

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities		RESTATED
Net (loss)	$ (1,180,401)	$ (916,228)
Depreciation	37,819	17,157
Impairment of intangible assets	18,269	-
Warrants issued for financing	-	575,498
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Other current assets	(54,489)	-
Prepaid expenses	46,408	-
Accounts payable and accrued liabilities	14,848	-
Interest payable – related party	2,250	3,000
Accrued liabilities – related party	1,500	1,500
Deposits and other assets	(10,053)	-
Net cash (used) by operating activities	(1,123,849)	(319,073)

Cash flows from investing activities
Purchases of fixed assets	(78,291)	(198,200)
Net cash (used) by investing activities	(78,291)	(198,200)

Cash flows from financing activities
Proceeds from notes payable – related party	-	200,000
Proceeds from installment loans	-	(8,236)
Payment on installment loans	(2,924)	-
Payment on mortgage	(50,000)	-
Cash from issuance of common stock	897,501	800,000
Donated capital	-	51,000
Net cash provided by financing activities	844,577	1,042,764

Net increase (decrease) in cash	(357,563)	525,491
Cash – beginning	2,842,841	3,725
Cash – ending	$ 2,485,278	$ 529,216

Supplemental disclosures:
Interest paid	$ 11,898	$ 6,273
Income taxes paid	$ -	$ -

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

AFV Solutions, Inc.

Footnotes to Consolidated Financial Statements

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

AFV Solutions, Inc.

Footnotes to Consolidated Financial Statements

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

EXPENSES:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 130,999	$ 65,228	$ 65,771	101%

Research and development	5,000	90,000	(85,000)	(94%)

Consulting services	228,723	-	228,723	-

Financing expenses	100,000	626,498	(526,498)	(84%)

Salaries and wages	145,103	101,559	43,544	43%

Travel expenses	227,532	15,940	211,592	1,327%

Total operating expenses	1,200,583	987,160	213,423	22%

Net Loss	$ (1,180,403)	$ (916,228)	$ 264,175	29%

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

Research and development

Research and development costs were $5,000 for the three months ended September 30, 2006 as compared to $90,000 for the comparable three months ended September 30, 2005. This resulted in a decrease of $85,000 or 94%. During the three months ended September 30, 2005, we had just begun our operations in alternative fuel and had invested a lot of our resources in finalizing the bifuel conversion systems. However, during the quarter ended September 30, 2006, we have achieved multiple certificates of conforming from the EPA for these conversion systems and are no longer incurring the initial research and development expenses. We believe this was a large step in our pursuit of alternative fuel but we have yet to produce this system on a mass production level. We anticipate eventually selling these products as a conversion system in various Ford, Lincoln and Mercury automobiles. However, as previously mentioned, with the sudden death of our CEO, who was highly influential in these conversion systems, as well as the uncertainty surrounding our STALK consulting agreement, we do not have an anticipated timeframe to commercialize the conversion kits.

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

Total operating expenses

Overall operating expenses were $1,200,583 for the three months ended September 30, 2006 versus $987,160 for the three months ended September 30, 2005, which resulted in an increase of $213,423. This increase is primarily due to the change in focus with our focus on alternative fuel as discussed above. During the same time in 2005, we had just begun to transition our focus to the alternative fuel industry. Since that time we have incurred substantial increases in expenses for professional fees, consulting fees, salaries and wages, and travel expenses all related to alternative fuel. However, even as we have experienced increases we have also decreased our expenses of research and development and financing thereby keeping out overall percentage increase to only 22% higher than the comparable period of 2005. We anticipate additional up front costs but we are unable to determine how long these expenses will continue or for what amount of time.

Net loss

The net loss for the three months ended September 30, 2006 was $1,180,403, versus a net loss of $916,228 for the comparable period of three months ended September 30, 2005, a change in net loss of $264,175. Although we did increase our net loss when compared to the same period in 2005, we believe the expenses were necessary with our move into the alternative fuel industry. This industry was a completely new line of business for us and naturally we had to incur upfront costs as a result of our planned transition.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weakness, which caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

•	We had particular difficulty in assessing whether certain of our assets needed to be capitalized rather than expensed in the quarter ended September 30, 2005.

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

Item 6.                     Exhibits and Reports on 8-K.

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c***	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d****	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.
3(i)e*****	Articles of Incorporation of AFV Research, Inc.
3(i)f	Articles of Incorporation of AFV Systems, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c*****	Bylaws of AFV Reseach, Inc.
3(ii)d	Bylaws of AFV Systems, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
31.1*	Certification of Carlos Zalduondo Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.1*	Certification of Carlos Zalduondo Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-KSB filed on April 2, 2003.
****	Incorporated by reference in Form 10-QSB/A filed on May 15, 2003
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.

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

Date: July 16, 2007