Form 10QSB/A
period 2006-12-31
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

**Explanatory Note: We are filing this Amendment No. 2 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, (the "Original Filing") filed on February 20, 2007, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to the expensing of an asset rather than capitalization of the asset during the quarter ended September 30, 2005.

The Original Filing is hereby superseded and amended with respect to Part I, Items 1, 2 and 3 and exhibits 31 and 32 set forth in this Amendment No. 2. This Amendment does not amend any other information previously filed in the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.

Consolidated Balance Sheet

(unaudited)

December 31, 2006
Assets

Current assets:
Cash	$ 1,386,780
Prepaid expenses	93,262
Other current assets	237
Total current assets	1,480,279

Fixed assets, net	1,069,779

Other assets:
Deposits	513,477
Other assets	2,502
Total other assets	515,979

Total assets	$ 3,066,037

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$ 70,603
Accrued expenses	1,320
Accrued expenses-related party	18,000
Accrued interest-related party	42,250
Line of credit	98,687
Current portion – notes payable	16,582
Total current liabilities	247,442

Long term liabilities
Notes payable, net of current maturities	51,985
Mortgages Payable	78,612
Mortgages Payable – related party	150,000
Total long term liabilities	280,597

Total liabilities	528,039

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 28,334 shares issued and outstanding	28
Common stock, $.001 par value, 100,000,000 shares authorized; 22,910,577 issued and outstanding at December 31, 2006	22,911
Stock subscription receivable	(10,000)
Additional paid-in capital	9,828,918
Accumulated deficit	(7,303,858)
Total stockholders’ equity	2,537,999

Total liabilities and stockholders’ equity	$3,066,037

See accompanying notes the consolidated financial statements

AFV Solutions, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
		RESTATED		RESTATED
Revenue	$ 24,855	$ 38,173	$ 61,296	$ 118,175
Cost of sales	1,777	5,223	3,902	9,383

Gross profit	23,078	32,950	57,394	108,792

Expenses:
General and administrative	158,138	265,196	289,137	458,201
General and administrative expenses – related party	1,500	1,500	3,000	3,000
Depreciation	41,056	20,828	78,875	37,985
Consulting services	254,877	567,200	483,600	567,200
Financing expenses	-	648,543	100,000	1,275,041
Investor relations	-	-	16,537	-
Professional fees	87,311	41,676	295,325	100,676
Research and development	-	91,201	5,000	181,201
Rent expense	72,550	-	128,922	-
Promotional and marketing	70,918	-	95,632	-
Salaries and wages	185,210	-	330,313	-
Travel expense	182,106	-	409,638	-
Impairment of intangible assets	-	-	18,269	-
Total operating expenses	1,053,666	1,636,244	2,254,248	2,623,304

Operating loss	(1,030,588)	(1,603,194)	(2,196,854)	(2,514,512)

Other income (expenses):
Interest income	2,707	1,441	2,718	2,210
Interest expense	(243)	(1,276)	(12,141)	(3,955)
Interest expense – related party	(2,250)	(3,000)	(4,500)	(6,000)
Total other income (expense)	214	(2,835)	(13,923)	(7,745)

Net loss	$ (1,030,374)	$ (1,606,029)	$ (2,210,777)	$ (2,522,257)

Weighted average number of common shares outstanding – basic and diluted	22,910,577	20,100,000	22,879,883	20,100,000

Net loss per share – basic and diluted	$ (0.04)	$ (0.14)	$ (0.10)	$ (0.14)

See accompanying notes to the consolidated financial statements

AFV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31,
	2006	2005
		RESTATED
Cash flows from operating activities
Net loss	$ (2,210,777)	$ (2,522,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,875	37,985
Impairment of intangible assets	18,269	-
Shares issued for services	-	85,200
Warrants issued for financing	-	1,275,041
Change in net operating assets:
Prepaid expenses	(19,462)	-
Accounts payable and accrued liabilities	(20,470)	4,681
Interest payable – related party	4,500	6,049
Accrued liabilities – related party	3,000	3,000
Deposits and other assets	(12,950)	-
Net cash used in operating activities	(2,159,015)	(1,110,301)

Cash flows from investing activities
Purchases of fixed assets	(131,415)	(205,554)
Net cash used ininvesting activities	(131,415)	(205,554)

Cash flows from financing activities
Proceeds from notes payable – related party	-	200,000
Payments on notes payable – related party	-	(200,000)
Payment on installment loans	(13,132)	(10,729)
Payment on mortgage	(50,000)	-
Cash from issuance of common stock	897,501	1,500,000
Subscriptions receivable	-	(10,000)
Net cash provided by financing activities	834,369	1,479,271

Net increase (decrease) in cash	(1,456,061)	163,416
Cash – beginning of period	2,842,841	3,725
Cash – end of period	$ 1,386,780	$ 167,141

Supplemental disclosures:
Interest paid	$ 12,141	$ 3,955
Income taxes paid	$ -	$ -

See accompanying notes to the consolidated financial statements

AFV Solutions, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

AFV Solutions, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

AFV Solutions, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

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

During the six months ended December 31, 2006 and the transitional year ended June 30, 2006 we spent $5,000 and $418,150, respectively, on research and development. We are not anticipating significant research and development expenditures in the near future. We will continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

EXPENSES:

	Three months ended December 31, 2006	Three months ended December 31, 2005	Increase / (Decrease)
General and administrative expenses (total)	$ 159,638	$ 266,696	$ (107,058)	(40%)

Research and development	-0-	91,201	(91,201)	--

Consulting services	254,877	567,200	(312,323)	(55%)

Financing expenses	-0-	648,543	(648,543)	--

Salaries and wages	185,210	-0-	185,210	--

Travel expenses	182,106	-0-	182,106	--

Total operating expenses	1,053,666	1,636,144	(582,478)	36%

Net Loss	$(1,030,374)	$(1,603,194)	$ (572,820)	(36%)

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

Total operating expenses

Overall operating expenses were $1,053,666 for the three months ended December 31, 2006 versus $1,636,144 for the three months ended December 31, 2005, which resulted in a decrease of $582,478, or 36%. This decrease is primarily due to our reduction in general and administrative expenses. As compared to the same time period in 2005, we had substantial start up costs associated with our business change to the alternative fuel industry. However, during the three months ended December 31, 2006, we were able to reduce our general and administrative expenses and consulting expenses as well as eliminate our research and development expenses and financing expenses. All of these items contributed to lowering our total operating expenses.

Net loss

The net loss for the three months ended December 31, 2006 was $1,030,374, versus a net loss of $1,603,194 for the comparable period of three months ended December 31, 2005, a decrease in net loss of $572,820. As mentioned above, although we are continuing our pursuit in the alternative fuel industry, we have been able to reduce some of our operating expenses and thereby slightly decrease our net loss.

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

EXPENSES:

	Six months ended December 31, 2006	Six months ended December 31, 2005	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 292,137	$ 461,201	$ (169,064)	(37%)

Research and development	5,000	181,201	(176,201)	(97%)

Consulting services	483,600	567,200	(83,600)	(15%)

Financing expenses	100,000	1,275,041	(1,175,041)	(92%)

Salaries and wages	330,313	-0-	330,313	--

Travel expenses	409,638	-0-	409,63	--

Total operating expenses	2,254,248	2,623,304	(369,056)	(14%)

Net Loss	$(2,210,777)	$ (2,522,257)	$ (311,480)	(12%)

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

Research and development

Research and development costs were $5,000 for the six months ended December 31, 2006 as compared to $181,201 for the comparable six months ended December 31, 2005. This resulted in a decrease of $176,201 or 97%. During the six months ended December 31, 2005, we were in the beginning stages of our operations in the alternative fuel industry and therefore had invested a substantial amount of our resources towards the bifuel conversion systems. As a result of achieving EPA certifications for the conversion systems, we have substantially reduced our research and development costs during the six months ended December 31, 2006. Furthermore, we have suspended the operations relating to the commercialization of the conversion kits until we are able to determine its potential viability.

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

Total operating expenses

Overall operating expenses were $2,254,248 for the six months ended December 31, 2006 versus $2,623,304 for the six months ended December 31, 2005, which resulted in a decrease of $369,056, or 14%. During the last twelve months we have transitioned into the alternative fuel industry, which initially caused substantial increases in professional fees, consulting fees, salaries and wages. However, as we have continued with this transition, we have reduced these areas and therefore reduced our total operating expenses. Although these mentioned areas have been reduced during the six months ended December 31, 2006, we have also experienced new expenses such as promotional and marketing expenses as well as investor relations, which only reduced our operating expenses by 20% when compared to the same period of December 31, 2005.

Net loss

The net loss for the six months ended December 31, 2006 was $2,210,777, versus a net loss of $2,522,257 for the comparable period of six months ended December 31, 2005, a decrease in net loss of $311,480. As mentioned above, we are continuing our pursuit in the alternative fuel industry and have been able to reduce some of our operating expenses thereby slightly decreasing our net loss. As this industry is a completely new line of business for us we may incur additional operational expenses and therefore can not guarantee that we will continue to reduce our net loss.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of filing this amended report, Mr. Carlos Zalduondo, our Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based upon their evaluation, Mr. Zalduondo and Ms. Herring concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weakness, which caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

•	We had particular difficulty in assessing whether certain of our assets needed to be capitalized rather than expensed during the quarter ended September 30, 2005.

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

Item 6.                     Exhibits and Reports on 8-K.

Exhibit	Description
2	Real Estate Acquisition Contract, (Filed as an exhibit to the Current Report on Form 8-K, dated April 9, 2003 and incorporated herein by reference).
3(i)a**	Articles of Incorporation of Juris Travel filed on January 23, 2002.
3(i)b***	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.
3(i)c***	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.
3(i)d****	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.
3(i)e*****	Articles of Incorporation of AFV Research, Inc.
3(i)f******	Articles of Incorporation of AFV Systems, Inc.
3(ii)a**	Bylaws of Juris Travel filed on January 23, 2002.
3(ii)b***	Bylaws of Bed and Biscuit Inns of America, Inc.
3(ii)c*****	Bylaws of AFV Research, Inc.
3(ii)d******	Bylaws of AFV Systems, Inc.
10.1***	Travel Agency Agreement with Global Travel International
10.2	Commission Schedule (Filed as an exhibit to SB-2/A, dated May 14, 2003 and incorporated herein by reference).
10.3	Intellectual Property Assignment Agreement (Filed as an exhibit to the Current Report on Form 8-K, dated March 28, 2003 and incorporated herein by reference).
10.4	Commercial Office Lease, dated July 1, 2003 (Filed as an exhibit to the Current Report on Form 8-K, dated July 24, 2003 and incorporated herein by reference).
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
10.7	Exclusive Sales Agreement between AFV Solutions, Inc. and Guangzhou Baolong Group Automotive Manufacturing Corporation, dated November 5, 2006.
16.1	Letter on change in certifying accountant, dated March 10, 2005 (Filed as an exhibit to the Current Report on Form 8-K, dated March 15, 2006 and incorporated herein by reference).
16.2	Letter on change in certifying accountant, dated July 17, 2006 (Filed as an exhibit to the Current Report on Form 8-K, dated July 27, 2006 and incorporated herein by reference)
16.3	Letter on change in certifying accountant, dated January 29, 2007 (Filed as an exhibit to the Amended Current Report on Form 8-K/A, dated January 30, 2007 and incorporated herein by reference)
31.1*	Certification of Carlos Zalduondo Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002
32.2*	Certification of Carlos Zalduondo Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	AFV Press Release announcing Opening of Hybrid Bus Factory in China, dated November 20, 2006.
99.2	AFV Press Release announcing Joint Venture with FAW-Hongta for Vehicle Production and Manufacturing, dated November 28, 2006.

________________________

*	Filed herewith
**	Incorporated by reference in Form SB-2 filed March 19, 2002
***	Incorporated by reference in Form 10-KSB filed on April 2, 2003.
****	Incorporated by reference in Form 10-QSB/A filed on May 15, 2003
*****	Incorporated by reference in Form 10-QSB, dated December 23, 2004.
******	Incorporated by reference in Form 10-QSB, dated November 20, 2006.

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