Form 10QSB/A
period 2007-03-31
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

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

**Explanatory Note: We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, (the "Original Filing") filed on June 15, 2007, with the Securities and Exchange Commission in order to revise certain disclosure related to the exact forms and necessary dates for the restatements of our financial statements.

The Original Filing is hereby superseded and amended with respect to Part I, Item 3 and Part II, Item 5. This Amendment does not amend any other information previously filed in the Original Filing.

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

Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On June 11, 2007, our management, in consultation with our new independent registered public accounting firm, Weaver & Martin, LLC, concluded that the previously issued financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Reports on Forms 10-QSB for the quarters ended September 30, 2005, September 30, 2006 and December 31, 2006 should not be relied upon for the reasons set forth below and that we will restate these financial statements to make the necessary accounting corrections.

In the process of reviewing our financial statements in comparison to accounting pronouncements and the disclosures of other entities, our chief financial officer identified that certain reclassifications were necessary to properly meet the disclosure requirements under generally accepted accounting principles. Primarily, certain assets were expensed rather than capitalized.

We have reviewed and discussed these issues as well as the required accounting treatment and disclosure with Weaver & Martin. We have determined that the impact of the errors reported in our previously reported financial statements would be material if the errors were not corrected. As a result, we intend to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Reports on Forms 10-QSB for the periods ended September 30, 2005, September 30, 2006 and December 31, 2006 to restate our financial statements to correct the errors in the period in which they originated.

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

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Real Estate Acquisition Contract		8-K		2	04/09/03
3(i)a	Articles of Incorporation of Juris Travel		SB-2		3(i)	03/19/03
3(i)b	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.		10-KSB		3(i)b	04/02/03
3(i)c	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.		10-KSB		3(i)c	04/02/03
3(i)d	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.		10-QSB/A		3a	05/15/03
3(i)e	Articles of Incorporation of AFV Research, Inc.		10-QSB		3(i)	12/23/04
3(i)f	Articles of Incorporation of AFV Systems, Inc.		10-QSB		3(i)f	11/20/06
3(ii)a	Bylaws of Juris Travel		SB-2		3(ii)	03/19/02
3(ii)b	Bylaws of Bed and Biscuit Inns of America, Inc.		10-KSB		3b	05/15/03
3(ii)c	Bylaws of AFV Research, Inc.		10-QSB		3(ii)	12/23/04
3(ii)d	Bylaws of AFV Systems, Inc.		10-QSB		3(ii)d	11/20/06
10.1	Travel Agency Agreement with Global Travel International		SB-2		10	03/19/02
10.2	Commission Schedule		SB-2/A		10.2	05/15/02
10.3	Intellectual Property Assignment Agreement		8-K		10	03/28/03
10.4	Commercial Office Lease, dated July 1, 2003		8-K		10	07/24/03
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K		10.5	07/26/06
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K		10.6	07/26/06
31.1	Certification of Richard Steele Pursuant to Section 302 of Sarbanes-Oxley Act of 2002		10-QSB		31.1	06/15/07
31.2	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002		10-QSB		31.2	06/15/07
32.1	Certification of Richard Steele Pursuant to Section 906 of Sarbanes-Oxley Act of 2002		10-QSB		32.1	06/15/07
32.2	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002		10-QSB		32.2	06/15/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and
as principal accounting officer)

Date: July 17, 2007