Form 10QSB/A
period 2007-03-31
AFV SOLUTIONS, INC.
filed 2007-07-18
CIK 1167868

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

**Explanatory Note: We are filing this Amendment No. 2 to Form 10-QSB to amend our Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007, (the "Original Filing") filed on July 18, 2007, with the Securities and Exchange Commission in order to revise Note 6 of the financial statements to change the exact forms and necessary dates for the restatements of our financial statements.

The Original Filing is hereby superseded and amended with respect to Part I, Note 6. This Amendment does not amend any other information previously filed in the Original Filing.

1

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

Note 6 – Non-Reliance on Previously Issued Financial Statements

Pursuant to internal management review, our management and outside independent accountant, Weaver & Martin, LLC have concluded that our accounting for certain assets and expenses for the quarter ended September 30, 2005 was incorrect.

These matters affect our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2005, September 30, 2006 and December 31, 2006.

Following completion of this current filing of our Form 10-QSB for the period ended March 31, 2007, we will file the following amended filings: Form 10-KSB for the year ended December 31, 2005 with amended financial statements for the year ended December 31, 2005; and Form 10-QSB for the quarters ended September 30, 2005, September 30, 2006 and December 31, 2006 with amended financial reports for the comparable prior year period.

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

Date: July 18, 2007