Form 10KSB
period 2007-06-30
AFV SOLUTIONS, INC.
filed 2007-10-15
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Newport Beach, California 92660

(949) 798-5541

Fax (949) 258-5112

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The issuer’s revenues for its most recent fiscal year ended June 30, 2007. $111,800.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of October 12, 2007 was $12,683,283 based on a share value of $0.97.

The number of shares of Common Stock, $0.001 par value, outstanding on October 12, 2007 was 23,045,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

AFV SOLUTIONS, INC.

FOR THE FISCAL YEAR ENDED

JUNE 30, 2007

Index to Report

on Form 10-KSB

PART II

PART III

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	ability to successfully broker our first bus order;
o	ability to raise sufficient funds to satisfy our working capital needs;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	eventual successful operations in the alternative fuel and bus brokerage industry;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	unavailability of funds for capital expenditures and/or general working capital;
o	risks and differences encountered when conducting international sales and operations;
o	operational inefficiencies in distribution or other systems;

o	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

Throughout this Form 10-KSB, references to “AFV Solutions”, “the Company”, “we”, “us”, and “our” refer to AFV Solutions, Inc. and its wholly-owned subsidiaries AFV Research, Inc., AFV Systems, Inc. and Bed and Biscuit Inns of America, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a)	General Business Development

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in connection with our acquisition of assets Bed & Biscuit Inns of America, Inc. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of entering the alternative fuel industry with our wholly-owned subsidiary, AFV Research, Inc (“ARI”).

In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate a pet care facility under the name “Bed & Biscuit Inn™”. All of our current revenues are generated through Bed & Biscuit. However, we have discontinued our previous plan of expanding the upscale pet care facilities and decided to focus on the alternative fuel and brokerage transportation industry. Due to the diversity of our subsidiaries we announced on May 5, 2006, our intention to spin off the Bed & Biscuit subsidiary to our stockholders. As of the date of this filing, we are still in the process of finalizing the spin-off.

(b)	Our Business

Business Strategy

We are aggressively pursuing and focusing more of our resources towards brokering buses to international customers and have discontinued our previous plan of expanding our upscale pet care facilities beyond the Bed & Biscuit facility we currently operate.

Until we have furthered our operations in the transportation brokerage and alternative fuel industry, we will continue to operate Bed & Biscuit in accordance with its original business plan and it will remain as a wholly-owned subsidiary of AFV Solutions. Furthermore, we will continue our current business operations through Bed & Biscuit until an effective registration has been declared for our intended spin-off. Under this subsidiary we currently operate a pet care facility and we have focused these operations by offering our customers a complete assortment of pet-related (initially focused primarily on dogs) products and services at competitive prices with superior levels of customer service.

ALTERNATIVE FUEL INDUSTRY

Overview

Our business is focused on the alternative fuel industry, primarily the brokerage of hybrid electric, CNG and LPG buses manufactured in China. Alternative fuels, as defined by the Energy Policy Act of 1992 (EPAct), include mixtures containing 85% or more volume of alcohol fuel, including methanol and denatured ethanol; natural gas; liquefied petroleum gas (propane); hydrogen; coal-derived liquid fuels; fuels derived from biological materials; electricity; and 100% bio-diesel.

The EPAct was passed by Congress to reduce the United State’s dependence on imported petroleum by requiring certain fleets to acquire alternative fuel vehicles, which are capable of operating on nonpetroleum fuels. EPAct requirements apply to certain fleets of 20 or more light duty vehicles that are centrally fueled or capable of being centrally fueled and are primarily operated in a Metropolitan Statistical Area or Consolidated Metropolitan Statistical Area. The U.S. Department of Energy administers the regulations through the:

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

Our nation’s energy security depends on the efficiency of our transportation system and on which fuels we use. Transportation in the United States already consumes much more oil than we produce here in the United States and the situation is getting worse. Domestic oil production has been dropping steadily for over 20 years, and experts predict that by 2025, about 70% of our oil will be imported. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

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

Principal Products and Services

Our original pursuit in the alternative fuel industry was to target the alternative fuel industry with a focus on manufacturing of propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment as a result of an acquisition of assets pertaining to this line of business. In pursuit of this line of business we entered into a consulting agreement with Stalk, LLC in June of 2006 and under the acquisition agreement we agreed to purchase certain assets involved in the testing and analysis of alternative fuel systems in anticipation of entering into the bifuel conversion kits industry. The bifuel conversion kits were to be used on a vehicle originally designed to operate on gasoline but was then later altered to run on alternative fuel such as compressed natural gas (CNG) or liquefied petroleum gas (LPG or propane).

However, this decision to pursue the bifuel conversion systems was largely influenced by our former CEO, Jeffrey Groscost, who suddenly passed away on November 3, 2006. Since that time we have continued to reevaluate and reexamine ARI’s direction and involvement in the production and distribution of alternative fuel conversion kits. Furthermore, on December 1, 2006, Stalk, LLC terminated its consulting agreement, which had provided the alternative fuel testing, consulting, training services, and EPA or CARB certified party and components for the bifuel conversion systems. Since the death of Mr. Groscost and the termination of the STALK Agreement, we have decided to terminate the bifuel conversion systems as a line of business for the immediate future. At this point in time, ARI would have to seek personnel or consultants with the knowledge and expertise in the alternative fuel conversion industry if it intends to continue any progress in commercializing the conversion systems.

We intend to focus the majority of our attention and efforts to brokering and assisting in the distribution and sale of hybrid electric, CNG and LPG buses such as those produced by Wuzhoulong Motors of China (“WZL”) and Guangzhou Baolong Group Automotive Manufacturing Corporation (“Baolong”). Through our agreement with WZL, we are the exclusive representative for sales, marketing, and distribution of these different types of buses for five specific countries, including the United States, Mexico, and India and potentially additional countries upon further negotiation. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation. We paid $500,000 to WZL for the purchase of 5 sample buses and ancillary expenses. In November 2006, we entered into an exclusive five year sales agreement with Baolong to act as the exclusive world-wide, excluding China, sales representative of their various buses and vans, hybrid buses and vans, CNG buses and vans, LPG buses and vans, and garbage truck and other related vehicles.

The Technology

Hybrid Electric Vehicles

Technologies come together in hybrid electric vehicles, also known as HEVs or hybrids. Present-day hybrids are equipped with internal combustion engines (ICEs) and electric motors. A hybrid’s ICE engine, as in any ICE-powered car, produces power through continuous, controlled explosions that push down pistons connected to a rotating crankshaft. That rotating force (torque) is ultimately transmitted to the vehicle’s wheels.

A hybrid’s electric motor is energized by a battery, which produces power through a chemical reaction. The battery is continuously recharged by a generator that like the alternator of a conventional car is driven by the ICE.

Hybrids can have a parallel design, a series design, or a combination of both. In a parallel design, the energy conversion unit and electric propulsion system are connected directly to the vehicle’s wheels. The primary engine is used for highway driving and the electric motor provides added power during hill climbs, acceleration, and other periods of high demand. In a series design, the primary engine is connected to a generator that produces electricity. The electricity charges the batteries, which drive an electric motor that powers the wheels. HEVs can also be built to use the series configuration at low speeds and the parallel configuration for highway driving and acceleration. In conventional vehicles, energy from deceleration is wasted as it dissipates. In some hybrid vehicles, regenerative braking systems capture that energy, store it, and convert it to electricity to help propel the vehicle—ultimately increasing overall efficiency. Some hybrids also use ultracapacitors to extend the life of a hybrid vehicle’s on-board battery system because they are better suited to capturing high power from regenerative braking and releasing it for initial acceleration.

Hybrid passenger cars arrived in the United States in model year 2000, following their introduction in Japan a few years earlier. The two-seat Honda Insight was the first hybrid passenger car, followed by the Toyota Prius in model year 2001. Honda then introduced a hybrid version of its Civic sedan, and Toyota offered a second-generation Prius. Ford introduced its first hybrid, a version of the Escape sport utility vehicle, in model year 2005. Several other major automakers now either offer HEVs or plan to do so in the near future.

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

CNG and LNG (“Natural Gas”) Vehicles

Natural Gas Vehicles (NGV) have been in use since the 1930s but there are currently far more NGV in use throughout the rest of the world than in the United States. The largest number of NGVs is found in Argentina, Italy, and Russia. However, in the United States, the majority of NGVs can be found on the West Coast.

Natural gas is a mixture of hydrocarbons that is extracted from underground reserves and can be domestically produced and readily available to end-users through the utility infrastructure. Natural gas can be utilized and stored as either compressed natural gas (CNG) or liquefied natural gas (LNG). It is also clean burning and produces significantly fewer harmful emissions than reformulated gasoline or diesel when used in natural gas vehicles. In addition, commercially available medium- and heavy-duty natural gas engines have demonstrated over 70% reductions of carbon monoxide (CO) and particulate matter and more than 85% reduction in nitrogen oxides (NOx) relative to commercial diesel engines. Natural gas contains less carbon than any other fossil fuel and thus produces lower carbon dioxide emissions, the primary greenhouse gas, per vehicle mile traveled. According to the Natural Gas Vehicle Coalition (NGVC) there are 150,000 natural gas vehicles in the United States and 5 million worldwide.

Additionally, of all the new transit bus orders, approximately 22% are for buses fueled by natural gas.

Dedicated natural gas vehicles are designed to run only on natural gas and bi-fuel NGVs have two separate fueling systems that enable the vehicle to use either natural gas or a conventional fuel (gasoline or diesel). In general, dedicated NGVs demonstrate better performance and have lower emissions than bi-fuel vehicles because their engines are optimized to run on natural gas. In addition, the vehicle does not have to carry two types of fuel, thereby increasing cargo capacity and reducing weight.

The largest benefit of NGVs is that natural gas is mostly domestically produced. As mentioned above, natural gas is extracted from underground reserves and can also be produced as a by-product of landfill operations. In addition to the availability of natural gas, NGVs have been reported to last 2 to 3 years longer than gasoline or diesel vehicles and allow for extended time between required maintenance. In fact, some natural gas vehicle manufacturers recommend oil changes at intervals of every 10,000 to 12,000 miles, which is twice as long as similar gasoline or diesel models. Finally, NGV horsepower, acceleration, and cruise speed are comparable with those of equivalent conventionally fueled vehicles and bi-fuel NGVs offer a driving range similar to that of gasoline vehicles.

A large majority of non-dedicated CNG vehicles are light-duty vehicles, which include compact automobiles to larger sedans, cargo vans, pickup trucks and trucks weighing less than 33,000 pounds. The cost of a gasoline-gallon equivalent of CNG can be favorable compared to that of standard gasoline vehicle, but varies depending on local natural gas prices. Purchas prices for NGVs are somewhat higher than conventional gasoline vehicles but federal incentives can help offset some of those costs. Additionally, CNG fueling stations are becoming more readily available in most major cities.

LNG is often utilized more in heavy-duty vehicles and fleets and its availability is more limited in its fueling stations so often times a direct supplier is necessary. Additionally, NGV Fleets may require on-site maintenance and may require the upgrading of their facilities to accommodate NGVs; however the costs for upgrading maintenance facilities will largely depend on the number of modifications required. Although LNG is currently harder to come by the emphasis on fueling infrastructure and increase of NGV fleets is continuing to grow and heavy-duty LNG vehicles are expected to have larger roles in the natural gas vehicle market in the future.

Distribution Methods and Marketing

ARI intended to market its gasoline/propane bifuel conversion system to law enforcement agencies, taxi services, and state and federal government agencies which operate fleets of automobiles consistent with 2003, 2004, and 2005 Ford Motor Company 4.6 liter engines. Under the supervision of our past CEO, Jeffrey Groscost, and in connection with our consulting agreement, we had planned to establish a marketing program for these initial target markets emphasizing the advantages of cost and availability of propane and bi-fuel systems for their vehicles. However, at this point in time, ARI would have to seek new personnel or consultants with the knowledge and expertise in the alternative fuel conversion industry if it intends to continue any progress in commercializing the conversion system, which is highly unlikely at this point in time.

Therefore, we plan to focus on marketing and brokering the sale of the WZL and Baolong products. We hired a Vice President of Sales to oversee the initial sales of these products and we anticipate we will be hiring additional sales people, if and when, our operations expand in this field. We anticipate our initial sales to be outside the United States but eventually would like to incorporate sales to the United States upon fulfilling all federal regulatory requirements with the National Highway Traffic Safety Administration and U.S. Department of Transportation.

Competition and Market Overview

The Transportation Market

According to statistics from the World LP Gas Association, the International Association for Natural Gas Vehicles or IANGV and the European Natural Gas Association, there are over 5.7 million gaseous fuel vehicles in use worldwide: either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases from 800 million to over 1.3 billion by 2020, most growth is expected to occur in developing countries within Asia, North Africa, and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people, and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy has identified that growth in economic activity and population growth are the key factors that determine the transportation sector energy demand. In developing economies, it is often found that increased economic activity expands per capita income and as standards of living increase, demand for personal transportation will also increase.

The Energy Information Administration predicts that over the next 25 years, demand for petroleum and other liquid fuels is expected to increase more rapidly in the transportation section than in any other end-use section. The most rapid growth in energy demand is projected for nations outside the Organization for Economic Cooperation and Development (“OECD”), which includes the countries of China, India and nations of Central and South America. Additionally, Asia is emerging as a significant growth market for alternative fuel vehicles. China, already the world’s second-largest energy consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will drive up demand.

Alternative Fuels Market and Niche Market of Transit Buses

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

The Energy Information Administration suggests that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fuels by 2020. The United States has also passed legislation to increase the amount of ethanol in the U.S. liquids mix and has increased its funding for research on cellulosic biofuels.

We believe that the markets for gaseous fuel vehicles will continue to develop, especially in countries where all three market factors are prevalent. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry. Additionally, we believe there is a strong global market for bus and coach industries, especially in more areas that rely heavily on public transportation. Transit buses are heavy fuel users, consuming on average nearly 10,000 gallons of fuels per vehicle per year and are also heavy polluters. Most transit buses are nearly always centrally fueled, operate on fixed routes, are usually purchased by special vehicle orders, and have high public visibility. All of these factors create transit buses as attractive vehicles to utilize alternative fuel sources.

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

The following information is a brief look at the competition in some of our intended markets under the WZL and Baolong agreements:

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

Intellectual Property

We have not filed any patent applications for our alternative fuel products but we had previously received certificates of conformity from the U.S. Environmental Protection Agency for our gasoline/propane bifuel conversion systems at the time when we were pursuing that line of business. Due to the uncertainty of that line of business we do not intend to seek additional EPA certifications in the near future.

Cost of Research and Development

Over the past two and a half years, we have invested in excess of $659,351 on product research and development in the alternative fuel industry.

Governmental Approval and Regulation

Our operations relating to alternative fuel are subject to regulation at the federal, state, and local levels. At the federal level, the primary regulatory body requiring necessary approvals is the U.S. Environmental Protection Agency (“EPA”) which, among other things, regulates the on-highway use of motor fuels. The process of becoming a registered fuel for on-highway use is complex, costly, and time consuming. The EPA has two levels of testing requirements; Tier 1 and Tier 2. Tier 1 establishes whether the fuel meets certain health effects testing requirements such as emissions data and their effects on human health. Tier 2 is a second battery of test protocols testing the same factors but to a much greater degree and in a more thorough manner. Alternative fuel may be sold for on-highway use under the grant of a broad EPA experimental fuel waiver from the on-highway fuel/fuel additive registration requirements or by satisfaction of the EPA’s testing requirements.

Increasingly federal legislation is being enacted which either requires or provides incentives for the reduction of vehicle pollutants. A variety of legislative and related incentive programs pertaining to alternative fuel vehicles have been created such as: clean cities program, alternative fuel vehicle credits program, and state energy programs. The Federal Clean Air Act was amended in 1990 to, among other things, set emissions standards for stationary and mobile pollutant sources and establishes targets, standards, and procedures for reducing human and environmental exposure to a range of pollutants generated by industry and transportation. Among other mandates, the 1990 Amendments required businesses that maintain centrally fueled fleets in certain heavy smog locations to convert, either through new vehicle purchases or by converting existing vehicles, a portion of their fleet to clean burning alternative fuels. The Clean Cities program coordinates voluntary efforts between locally based government and industry to accelerate the use of alternative fuels and expand the alternative fuel vehicle refueling infrastructure. Furthermore, the Energy Policy Act of 2005 amended the Clean Air Act to establish a Renewable Fuel Standard program and Congress gave the EPA the responsibility to coordinate with the US Department of Energy and the US Department of Agriculture to design and implement this first of its kind program.

Similarly, the Energy Policy Act of 1992 was created to accelerate the use of alternative fuels in the transportation sector. The Energy Act mandates the schedule by which federal, state and municipal vehicle fleets must incorporate alternative fueled vehicles into their overall vehicle mix. This has significant ramifications for the military, state departments, and private contractors who support these agencies. Most recently in January 2007, President Bush signed Executive Order 13423 Strengthening Federal Environmental, Energy, and Transportation Management, which is a mandate that requires agencies with 20 or more vehicles in the United States to decrease petroleum consumption by 2% per year relative to their fiscal 2005 baseline through fiscal year 2015. The Executive Order also requires agencies to increase alternative fuel use by 10% per year relative to the previous year. This Executive Order also revoked the previous Executive Order of 13149, which was signed in April of 2000.

States also regulate the alternative fuel industry and may set strict requirements for the sale and distribution of fuels. In addition, states may provide incentives for the use of cleaner burning fuels or levy disincentives for the use of “dirtier” fuels in the form of monetary penalties. With the exception of California, which is permitted to set stricter state standards, all state motor fuel regulations are governed by the EPA policies set forth in the Clean Air Act. The State Energy Program is yet another program that provides grants and includes provisions for financial assistance for a number of state-oriented special project activities, such as, alternative fuels for government vehicles, fleet vehicles, taxis, mass transit, and individuals’ privately owned vehicles. California on its own has established the California Air Resources Board (“CARB”) as its regulatory agency that will determine and recognize alternative fuel and thus make fuel eligible for state and local incentives. Another aspect of the process by California is the recognition by the California Department of Food & Agriculture as a developmental engine fuel so the fuel can be marketed legally in California.

All buses must comply with Construction and Use Regulations in the country in which they are first put into service. Of these regulations, there are two broad categories regulating mechanical parts and passenger standards. Most of the Construction and Use Regulations are derived from four main sources: the United Nations Economic Commission of Europe, European Commission, Federal Motor Vehicle Safety Standards in the United States and Canada, and Japanese Motor Vehicle Standards. The Economic Commission has developed legislation on the construction of the different types of motors and trailers with the view of uniformity. The European Commission has adopted many of the Economic Commission’s regulations as well as introduced legislation limiting emissions from engines. These types of regulations are generally known as Euro 1, Euro 2, etc, with Euro 4 becoming applicable on new vehicles registered after October 2006. The Federal Motor Standards have additional regulations that pertain specifically to school buses and the emissions regulations, which are set by the EPA. As for the Japanese market, there are very restrictive regulations which have somewhat prevented most manufacturers from selling into Japan.

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

PET CARE INDUSTRY

The Spin Off of Bed & Biscuit

As a result of our concentration of effort and involvement in the transportation brokering and lack of success in the development of our Bed & Biscuit business, we announced in May of 2006 our intention to spin off our Bed & Biscuit subsidiary.

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

Pet Services and Products

The pet services business is competitive, generally from local kennels. Most local kennels are operated by small family business operations. We believe that the principal competitive factors influencing our business are the quality of customer service, product selection and quality, convenience of kennel locations, price, and availability of other services. Although we initially intended to develop a market in this service industry, we now have plans to spinoff this segment in the future.

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

Governmental Approval and Regulation

In connection with our operations of pet care facilities, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states that affect the ownership of veterinary practices, or the operation of veterinary related services in kennels, that may impact our ability to offer veterinary services within our facility.

The transportation and handling of animals is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we intended to structure our operations to comply with the laws and regulations of the state in which a facility operates, there can be no assurance that, given varying and uncertain interpretations of these laws that we would be found to be in compliance in all states.

A determination that we are in violation of any of these applicable restrictions could require us to restructure our operations to comply or render us unable to provide certain pet services, if desired, in a given local government jurisdiction.

EMPLOYEES

The number of employees required to operate our business is currently 9 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our operations from Irvine, California corporate headquarters. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate.

ITEM 2.	DESCRIPTION OF PROPERTY

On June 1, 2006, we entered into a 3 year lease for office space in California to serve as our company headquarters. We are located at 9710 Research Drive, Irvine, California 92618. We lease approximately 5,926 square feet, which includes 2,250 square feet of office space and 3,676 square feet of warehouse. Our lease requires monthly common area maintenance and rent payment of approximately $8,170 and will be approximately $8,425 for the third year of the lease.

During the year end of June 30, 2007, we amended our lease for office space in Mesa, Arizona. The original lease, which included office and garage space totaling approximately 11,000 square feet, required monthly payments of $5,350. In March 2007, we signed an addendum to the lease to reduce the total square footage to approximately 8,800 square feet and our monthly lease payment to $3,700 per month.

Bed & Biscuit Inn

Bed & Biscuit Inn™ facility in Flagler Beach, Florida is situated on approximately 5 acres and houses numerous indoor/outdoor pet suites. The Company has a mortgage payable secured by the real property and an equity line of credit also secured by the property. The principal amount of the mortgage is $77,027 and bears a fixed rate of interest of 9.54% and matures on February 19, 2032. At June 30, 2007, the outstanding principal balance on the equity line of credit was $97,742. The line of credit bears interest at a rate equal to the prime lending rate plus 1% (currently 9.25%) and expires on February 6, 2021.

We have a 5 year note payable in the principal amount of $150,000 with an interest rate of 6% to Rosemary Williams, our former president, pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended June 30, 2007, the Company had accrued interest payable of $46,750.

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

On or about April 5, 2007 the Company was served with a Countersuit, wherein the Company was named as Third Party Defendants in a dispute which was initiated between two of its stockholders. Primary parties are Coperture, Ltd. as Plaintiff and Lawrence Ryckman as Defendant, with AFV Solutions, Inc. as a co-defendant amongst over 25 other co-defendants. The suit was initiated in the Superior Court of the State of Arizona, Case No. CV2007-000676. Although the Countersuit contains 17 causes of action, the Company believes, based upon the Counterclaim filed that the “Counterdefendants” are alleging an interest in AFV Solutions, Inc., a Nevada corporation as a result of their alleged introduction of the Company to the alternative fuel industry. Counterdefendants requested relief in the form of a judgment for an unspecified sum to be proven at trial, in addition to a preliminary injunction and punitive damages. On or about July 19, 2007, the Court found that the Counterclaim and Third Party Claims should be dismissed, thereby dismissing the action as to AFV Solutions and other parties listed in the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

Our Common Stock was approved for trading on the National Association of Securities Dealers’ over-the-counter bulletin board market (OTC;BB), under the symbol “JTVL” on September 20, 2002. On March 26, 2003, as a result of our name change to DOGS INTERNATIONAL, our trading symbol changed to “DOGN.” On February 11, 2005, in connection with the name change to AFV Solutions, Inc. our OTC:BB trading symbol changed to “AFVS”.

The following table sets forth the quarterly high and low bid prices for our Common Stock for the last two fiscal years ended June 30. The quotations for the high and low bid prices are as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Three Month Period Ended	High	Low

June 30, 2005	$3.25	$1.50
September 30, 2005	$7.06	$2.75
December 31, 2005	$4.68	$2.15
March 31, 2006	$3.86	$1.50
June 30, 2006	$12.75	$3.00
September 30, 2006	$10.11	$7.15
December 31, 2006	$8.85	$4.95
March 31, 2007	$6.95	$3.50
June 30, 2007	$4.75	$1.26

(b) Holders of Common Stock

As of October 12, 2007, we had approximately 96 stockholders of record of the 23,045,300 shares outstanding. As of October 12, 2007, the closing price of our shares of common stock was $0.97 per share.

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

Recent Sales of Unregistered Securities

No new issuance of securities occurred during the three months ended June 30, 2007.

Subsequent Issuances

On July 27, 2007, we issued a total of 30,000 shares (10,000 and 20,000, respectively) of our common stock to two individuals pursuant to a settlement agreement dated June 28, 2007.

On August 27, 2007, we issued 100,000 shares of our common stock to our newly appointed Chief Executive Officer, Carlos Zalduondo pursuant to his employment agreement executed on June 1, 2007.

We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, who are our consultants, employees, officers and/or directors, immediately prior to receiving the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

AFV Solutions did not repurchase any of its equity securities during the years ended June 30, 2007 or 2006.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

AFV Solutions’ primary business operations since early 2005 have been focused on the alternative fuel industry. We originally entered into the alternative fuel industry with the intention to a focus on the manufacturing of propane, natural gas, hydrogen and electrical conversion kits for trucks, automobiles and industrial equipment as a result of an acquisition of assets pertaining to this line of business. However, for various factors previously described, we have transitioned our focus towards brokering hybrid electric, CNG and LPG buses manufactured in China. Additionally, our current revenues continue to be generated from our business operated through our wholly owned subsidiary Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate a pet care facility under the name “Bed & Biscuit InnTM”. As a result of our decision to discontinue our previous plan of expanding the upscale pet care facilities, on May 5, 2006 we announced our intention to spin off the Bed & Biscuit subsidiary to our stockholders.

CURRENT OPERATIONS

Our decision to enter into the alternative fuel industry was largely guided by our former CEO, Jeffrey Groscost. However, after Jeffrey Groscost suddenly passed away on November 3, 2006; we have continued to reevaluate our direction and involvement in the production and distribution of the bifuel conversion kits. Additionally, subsequent to the year ended June 30, 2007, we appointed Carlos Zalduondo as our Chief Executive Officer, who has continued our focus and emphasis to the brokerage of buses manufactured in China.

We intend to focus our attention to brokering and assisting in the distribution of hybrid electric, CNG and LPG buses such as those produced by WZL and Baolong. Through our agreement with WZL, we are the exclusive representative for sales, marketing, and distribution of these different types of buses in five countries. These buses use an electrical system, which recharges the batteries using excess electricity during peak operations as well as during deceleration and down hill operation. In November 2006, we entered into an exclusive five year sales agreement with Baolong to act as the exclusive world-wide, excluding China, sales representative of their various buses and vans, hybrid buses and vans, CNG buses and vans, LPG buses and vans, and garbage truck and other related vehicles.

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

We intend for our funding requirements to be fulfilled through either equity or debt financing. We anticipate that available cash at June 30, 2007 in the amount of $652,350 will not satisfy our cash obligations for the next 12 months and we will be required to raise additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the year ended June 30, 2007, the six month period ended June 30, 2006, and the year ended December 31, 2005, we spent $5,000, $418,150 and $236,201 respectively, on research and development. We are not anticipating significant research and development expenditures in the near future. We will continue implementing our revised business plan of alternative fuel. However, at this time we cannot estimate the actual amounts to be allocated to research and development.

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

During the year ended June 30, 2006, we took delivery of a patented electric bus built by GYD of China. The bus shipped to the United States for testing and AFV anticipates beginning the process of gaining federal authorization to import buses into the United States market, if when substantial capital or revenue is obtained. In addition we paid a nonrefundable deposit of $500,000 to WZL, which has been primarily used towards the purchase of five hybrid buses.

Significant changes in number of employees.

The number of employees required to operate our business is currently 9 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Twelve Months Ended June 30, 2007 and December 31, 2005.

We changed our year end to June 30, during the 2006 year and therefore do not have two consecutive twelve month periods ended June 30. The following table summarizes selected items from the statement of operations for the twelve months ended June 30, 2007 to the twelve months ended December 31, 2005.

INCOME:

	Twelve months ended June 30, 2007	Twelve months ended December 31, 2005 (Restated)	Increase / (Decrease)
			$	%
Revenues	$ 111,800	$ 186,366	$ (74,566)	(40%)

Cost of Sales	8,270	13,550	(5,280)	(39%)

Gross Profit	103,530	172,816	(69,286)	(40%)

Gross Profit Percentage of Revenue	93%	93%	-	-

Revenues

Revenues for the twelve months ended June 30, 2007 were $111,800 compared to revenues of $186,366 for the twelve months ended December 31, 2005. This resulted in a decrease in revenues of $74,566 from the year ended December 31, 2005. Although we have begun to focused our operations towards brokering buses from China, we have not begun producing revenues from this service. Therefore, we still maintain operations through the Bed &

Biscuit Inn, which continues to generate our only revenues. However, we have continued to experience a decrease in revenues over the last twelve months as a result of minimal marketing dollars being allocated towards the growth of the facility and a reduction of clientele.

Cost of sales

Cost of sales for the twelve months ended June 30, 2007 was $8,270, a decrease of $5,280 from $13,550 for the twelve month period ended December 31, 2005. As mentioned above, we have not experienced cost of sales associated with the brokering of buses. Therefore, our decrease in cost of sales is a result of fewer pets boarding at our Bed & Biscuit Inn.

Gross profit

Gross profit for the twelve months ended June 30, 2007 was $103,530, a decrease of $69,286 or 40% as compared to $172,816 for the twelve months ended December 31, 2005. Overall gross profit as a percentage of revenue remained constant at 93% for the twelve months ended June 30, 2007 and December 31, 2005. Even though we have experienced a decrease in our revenues from the Bed & Biscuit Inn when compared to the twelve months ended December 31, 2005, we were able to maintain our gross profit as a percentage of revenue because of a proportional decrease in our cost of sales.

EXPENSES:

	Twelve months ended June 30, 2007	Twelve Months ended December 31, 2005 (Restated)	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 424,142	$ 294,865	$ 129,277	44%

Depreciation	176,426	59,085	117,341	199%

Consulting services (total)	605,051	567,200	37,851	7%

Financing expense	100,000	1,275,041	(1,175,041)	(92%)

Investor relations	12,479	-	12,479	-

Professional fees	461,677	125,676	336,001	267%

Research and development	5,000	236,201	(231,201)	(98%)

Rent expense	227,727	16,845.	210,882	1,252%

Promotional expense	141,500	-	141,500	-

Salaries and wages	603,762	226,300	377,462	167%

Travel expenses	417,776	-	417,776	-

Asset impairment	518,269	-	518,269	-

Total operating expenses	3,693,809	2,801,213	892,596	32%

Net operating loss	$(3,590,279)	$ (2,628,397)	$ 961,882	37%

General and administrative expenses

General and administrative expenses were $424,142 for the twelve months ended June 30, 2007 versus $294,865 for the twelve months ended December 31, 2005, which resulted in an increase of $129,277, or 44%. When compared to the twelve months ended December 31, 2005, we have increased our administrative expenses through the additional costs associated with multiple locations of our operations.

Depreciation

Depreciation expense totaled $176,426 for the twelve months ended June 30, 2007 compared to $59,085 for the twelve month period ended December 31, 2005. The increase in depreciation expense is attributable to the acquisition of substantial assets required for the Irvine office and our alternative fuel development. We do not anticipate any extraordinary acquisition of assets in the upcoming months and therefore we also expect our depreciation expense to normalize over future periods based on our existing fixed asset base.

Consulting services

During the twelve months ended June 30, 2007, we incurred consulting expenses of $605,051 as compared to $567,200 for the twelve months ended December 31, 2005, an increase of 7%. Consulting expenses were directly related to our operations in the alternative fuel business and seeking to commence brokering buses from China, with a significant portion resulting from our extensive foreign activities in the Asian markets.

Financing

Financing costs for the twelve months ended June 30, 2007 were $100,000 compared to $1,275,041 for the twelve months ended December 31, 2005. Beginning in the twelve months ended December 31, 2005, we began pursuing financing for the development of our alternate fuel business. The fees experienced were a direct result of these activities and have not re-occurred in the recent twelve months ended June 30, 2007.

Professional fees

Professional fees were $461,677 for the twelve months ended June 30, 2007 compared to $125,676 for the twelve months ended December 31, 2005. The increase in professional fees is directly attributable to our business development.

Research and development

Research and development costs were $5,000 for the twelve months ended June 30, 2007 as compared to $236,201 to the twelve months ended December 31, 2005. This resulted in a decrease of $231,201 or 98%. During the twelve months ended December 31, 2005, we had just begun our operations in the alternative fuel industry and had invested our resources towards the bi-fuel conversion systems. As a result of achieving EPA certifications for the conversion systems, we have substantially reduced our research and development costs relating to those kits. Furthermore, we have suspended the operations relating to the commercialization of the conversion kits until we are able to determine its potential viability.

Salaries and wages

Salaries and wages were $603,762 for the twelve months ended June 30, 2007 as compared to $226,300 for the twelve months ended December 31, 2005. As previously mentioned above, we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, which required the hiring of additional employees associated with these facilities.

Travel expenses

Travel expenses were $417,776 for the twelve months ended June 30, 2007 versus no travel expenses for the twelve month period ended December 31, 2005. Previously, we had not experienced travel expenses because we had not begun our pursuit in alternative fuel industry. However, since the twelve months ended December 31, 2005, we have increased our travel to China as we continue to develop our relationships with WZL and Baolong. We expect our travel expenses to continue as we continue to pursue global relationships in the alternative fuel industry.

Impairment of long-lived assets

We review our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. As of June 30, 2007 and December 31, 2005, we recognized an impairment in the amount of $518,269 and $0, respectively.

Total operating expenses

Overall operating expenses were $3,693,809 for the twelve months ended June 30, 2007 versus $2,801,213 for the twelve months ended December 31, 2005, which resulted in an increase of $892,593 or 32%. The significant reason for the increase in total operating expenses for the twelve months ended June 30, 2007 is due to our transition into the alternative fuel industry. As a result of this pursuit, we initially incurred substantial increases in professional fees, consulting fees, salaries and wages, which at the twelve months ended December 31, 2005 had not been fully realized yet. However, as we have continued with this transition, we have slightly reduced costs these areas and therefore, our total operating expenses have only increase 37% when compared to the twelve months ended December 31, 2005.

Net loss

The net loss for the twelve months ended June 30, 2007 was $3,621,460, versus a net loss of $2,644,460 for the twelve months ended December 31, 2005, an increase in net loss of $977,180. The primary reason for the increase in net operating loss for the twelve months ended June 30, 2007 is a result of the change in our business focus of alternative fuel. During the twelve months ended December 31, 2005 we had not experienced a large amount of expense in this industry. As this industry of alternative fuels is a completely new line of business for us we may incur additional operational expenses in the future.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at the twelve months ended June 30, 2007 compared to the twelve months ended December 31, 2005.

	Twelve months ended June 30, 2007	Twelve months ended December 31, 2005	Increase / (Decrease) $ %
Current Assets	$ 669,928	$ 167,141	502,787	301%

Current Liabilities	232,514	52,680	179,834	341%

Working Capital	$ 437,414	$ 114,461	322,953	282%

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

Existing capital at the year ended June 30, 2007 and revenues anticipated to be derived from our pet facility are expected to only be sufficient to sustain our operations for approximately 6 months. We anticipate minor decreases in our cash requirements though not significant and subsequently we will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

Previously, we conducted a private placement of Investment Units whereby we raised an additional $897,501. However, we anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations.

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

Deferred Income Taxes

Our valuation allowance is an estimate based on our current expectations of utilization of our income tax operating loss carryforwards.

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

We have incurred an accumulated deficit as of June 30, 2007 of $8,716,702. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the year ended June 30, 2007, we raised approximately $897,501 in additional proceeds to be used as general working capital. We anticipate current cash on hand, combined with minimal revenues from the pet facility, will only satisfy our working capital needs for approximately 6 months.

We will continue to depend on outside capital to pay for our deficit. Such outside capital may include the sale of additional stock, loans from our officer and directors, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

In addition, our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Because of these factors, an investor cannot determine if and when we will become profitable and therefore runs the risk of losing their investment.

We face intense competition and rapid technological advances by competitors.

Competition among companies in the alternative fuel industry is intense. Several companies’ market products that compete directly with the various alternative fuel buses and/or coaches that we intend to distribute. It is estimated that there are slightly more than one hundred and thirty bus coach manufacturers in China alone and 70% of that market is currently controlled by 5 top producers. Other companies offer products that potential customers may consider to be acceptable alternatives to our anticipated products. In addition, we face direct competition from companies with potentially greater financial, technological, manufacturing, and personnel resources.

We anticipate some risks as a result of potential operations internationally. These risks are a result of our sales, marketing, and distribution agreement with WZL and Baolong to sell their CNG, LPG and hybrid buses in various countries.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly filing of March 31, 2007 was considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Additionally, we filed the extension in connection with filing late resulting in our second late filing. Therefore, we must not have one more late filing within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Bard.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.

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

Most & Company, LLP to Li & Company, PC

On January 9, 2007, we dismissed Most & Company, LLP and engaged Li & Company, PC as our independent auditor for the interim period ending December 31, 2006. This change in accountants was recommended by our Executive Management and approved by the Board of Directors.

Li & Company, PC to Weaver & Martin, LLC

On June 7, 2007, Li & Company resigned as our independent auditors and we engaged Weaver & Martin, LLC as our independent auditors for the interim period ending March 31, 2007 and continuing through the year ended June 30, 2007. This change in accountants was recommended by our Executive Management and approved by the Board of Directors. During the most recent two fiscal years preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Weaver & Martin, LLC, regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or

the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Lawrence Scharfman & Co., CPA, P.C., Most & Company, LLP, or Li & Company, PC as our independent accountants. There were no disagreements between us and any of the independent accountants on any matter of accounting principles or practices, or financial statement disclosure, or audit scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Richard Steele, our interim Chief Executive Officer and Suzanne Herring, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to the year ended June 30, 2007, we appointed a new Chief Executive Officer, Carlos Zalduondo, who also evaluated the effectiveness of our disclosure controls and procedures as well. Based upon their evaluations, Mr. Zalduondo and Ms. Herring concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level due.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our executive officers and directors during the year ended June 30, 2007.

NAME	AGE	POSITION
Jeffrey Groscost (1)	45	Former President, Secretary, Treasurer, Director

Richard Steele (1) (2)	38	Former President, Chief Executive Officer, Secretary and Treasurer; Current Chairman of the Board

Carlos Zalduondo (2)	62	Current Chief Executive Officer, Chief Operating Officer, President, and Director

Suzanne Herring (3)	42	Chief Financial Officer

Alexander Leon	45	Director

Grant Gazdig (4)	45	Former Director

(1)	On November 3, 2006, Mr. Jeffrey Groscost passed away and Mr. Richard K. Steele was appointed as the Interim Chief Executive Officer, Secretary, Treasurer, and Director.
(2)

On May 29, 2007, Mr. Steele resigned from his position of President and Mr. Carlos Zalduondo was appointed as the new President and Chief Operating Officer. On July 11, 2007, Mr. Steele resigned from all other executive officer positions but remains as Chairman of the Board of Directors. On July 11, 2007, Mr. Zalduondo was appointed as Chief Executive Officer.

(3)	On August 23, 2006, Ms. Suzanne Herring was appointed as our Chief Financial Officer.
(4)	On May 5, 2006, Mr. Grant Gazdig was appointed to our Board of Directors; however, Mr. Gazdig resigned on July 1, 2006.

Duties, Responsibilities and Experience

Carlos Zalduondo, age 62, has served as a board member of AFV Solutions, Inc. since June 2006. For the last six years, Mr. Zalduondo has been retired and performed selective management consulting work. Prior to his retirement, Mr. Zalduondo was the General Manager and President of Allergan-Lok Produtos Farmaceuticos Ltda. in San Paulo, Brazil for 9 years. During his time there he successfully managed a turn around of this Brazilian company to become cash positive and profitable business while also expanding throughout Latin America. Mr. Zalduondo also worked as the General Manager of Allergan Puerto Rico, Inc. from 1982-1991 where he directed all facets of Allergan’s Eye Care line in Puerto Rico, Central and South America markets, encompassing sales, marketing, finance and operations. Mr. Zalduondo first began his career in marketing with Eli Lilly, S.A.

Mr. Zalduondo graduated from the University of Puerto Rico with a Finance degree and has received management training from the University of California Los Angeles. Mr. Zalduondo is also fluent in English, Spanish, and Portuguese.

Richard Steele, age 38, was appointed as the Interim Chief Executive Officer, Secretary, Treasurer and Director of AFV Solutions, Inc. while the search for a permanent replacement was ongoing. Mr. Steele served in these positions until May 29, 2007 and remains only as the Chairman of the Board of Directors as of July 11, 2007. Prior to his appointment, Mr. Steele had worked as a consultant for AFV Solutions. From 1997 to present, Mr. Steele has been the managing director of Elite Capital Management, Inc. (formerly Elite Capital), a private investment banking and consulting firm. Prior to starting Elite Capital, Mr. Steele worked as a stockbroker with Kemper Securities and has been a private investor in various start-up companies.

Suzanne Herring, age 42, has been the Chief Financial Officer of AFV Solutions since August 23, 2006. Ms. Herring has over 19 years of financial, private and public accounting experience. Ms. Herring has worked as an auditor of public and non-public companies and has served as a chief financial officer for multiple businesses. Further, Ms. Herring has a broad individual and corporate taxation background. Since February 2005, Ms. Herring has been president of Accuity Financial Services, Inc. (f/k/a Opus Pointe), a Las Vegas, Nevada based consulting firm specializing in providing contract CFO services and internal control compliance and implementation to publicly traded small business issuers. From 1995 to present, Ms. Herring has owned and operated American West Financial Services, a Las Vegas, Nevada based financial and taxation consulting firm. From 2003 through 2005, Ms. Herring was an auditor for a Las Vegas, Nevada based CPA firm, Beckstead and Watts, LLP. Prior to joining Beckstead and Watts, Ms. Herring served as the Chief Financial Officer for a Las Vegas, Nevada based commercial development and construction company. From 1993 to 1995, Ms. Herring served as a staff accountant for Piercy, Bowler, Taylor & Kern CPAs, a Las Vegas, Nevada based CPA firm. In addition, Ms. Herring is a member of the American Institute of Certified Public Accountants (AICPA). Ms. Herring majored in accounting and minored in finance at the University of Nevada Las Vegas. Further, Ms. Herring serves as a member of the board of directors, the Audit Committee, and as the Audit Committee Financial Expert of Rubicon Financial Incorporated, a 34 Act registered company.

Alexander Leon, age 45, was appointed to the Board of Directors on June 13, 2006. Mr. Leon currently serves as the Chief Financial Officer and Treasurer of the Vanir Group of Companies, Inc., a holding company with several diversified commercial and institutional real estate development, financial services, construction, and construction management companies with over 16 offices throughout the United States. Mr. Leon has served in these positions since approximately 1990 and for the last 25 years Mr. Leon has been involved with Vanir in real estate, construction, construction management and related fields in variously held positions. Mr. Leon also sits on Vanir’s Board of Directors. The Vanir Companies include but are not limited to Vanir Development Company, Inc., Vanir Construction Management, Inc., Vanir Commercial Brokerage, Inc. and Vanir Construction Company, Inc.

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

None of our Executive Officers or Directors have been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of Executive Officers or Directors have been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of a criminal proceeding which is currently pending.

Other than disclosed herein, none of our Executive Officers or Directors is the subject of any pending legal proceedings.

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Mr. Leon is considered an independent Director in accordance with the director independence standards of the American Stock Exchange, and has determined that he does not have a material relationship with AFV Solutions, which would impair his independence from management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors.

Audit Committee and Financial Expert

We do not have an Audit Committee at this time. Our board of directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document; however we plan to draft and enact one in the future.

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

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that we have limited number of officers and directors serving in all the above capacities.

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

The following table sets forth for fiscal 2007 the compensation, in compliance with the reporting requirements of the SEC, for our Principal Executive Officer and for each of our two most highly compensated executives other than our Principal Executive Officer during fiscal 2007.

Name and Principal Position	Year Ended June 30,	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
Jeffrey Groscost, Former CEO (2)	2007	$22,500	-0-	-0-	-0-	$22,500

Richard K. Steele, Former CEO and Current Director (2) (3)	2007	$12,628	-0-	-0-	$283,000 (4)	$295,628

Carlos Zalduondo, Current CEO and/or Principal Executive Officer, President, and Director (3)	2007	$10,000 (5)	$15,000 (5)	$192,500 (5)	$1,500 (6)	$204,000

Nelson Barba, Vice President of Sales	2007	$130,396	-0-	-0-	$20,000 (7)	$150,396

Suzanne Herring, Chief Financial Officer	2007	$67,500	-0-	-0-	$60,000 (8)	$127,500

(1)

The amounts shown in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123R. The assumption used in calculating these amounts are set forth in Note 9 to our Financial Statements, which is located on page F-14 of our Annual Report on Form 10-KSB.

(2)	Mr. Jeffrey Groscost passed away on November 3, 2006 and Mr. Richard K. Steele was appointed ad the Interim Chief Executive Officer, Secretary, Treasurer, and Director.
(3)

On May 29, 2007, Mr. Steele resigned from his position of President and Mr. Carlos Zalduondo was appointed as the new President and Chief Operating Officer. On July 11, 2007, Mr. Steele resigned as the Chief Executive Officer but remains as the Chairman of the Board of Directors. On July 11, 2007, Mr. Zalduondo was appointed as Chief Executive Officer.

(4)

Mr. Richard Steele received $38,000 in consulting services prior to becoming the Interim Chief Executive Officer. Additionally, the Company paid $245,000 in consulting fees to Elite Capital Management, Inc. for investor and public relation services. Mr. Steele has a controlling interest in Elite Capital Management.

(5)	Mr. Zalduondo did not receive any compensation as Chief Executive Officer as he was appointed Chief Executive Officer subsequent to the year ended June 30, 2007. However, Mr. Zalduondo did execute an employment agreement upon being appointed President on June 1, 2007, whereby it was agreed he is to receive $120,000 for his first year of employment and was issued 100,000 shares of common stock upon execution of the agreement. Additionally, Mr. Zalduondo received $15,000 in cash as a signing bonus.

(6)	Mr. Zalduondo received $500 for Mr. Zalduondo to maintain his own medical insurance and $1,000 for his automobile allowance.
(7)	Mr. Nelson Barba received $20,000 as an unaccountable expense allowance associated with his position.
(8)

Ms. Suzanne Herring received $9,000 in an automobile allowance. Additionally, the Company paid $51,000 in consulting fees to Accuity Financial Services, Inc., a financial services company Ms. Herring is the President of and has a controlling interest in Accuity Financial Services, Inc.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors may establish a compensation committee once the company has produced significant revenues, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Employment Agreements

As a result of limited personnel in the fiscal year ended June 30, 2007, we did not enter into any written employment agreements with our officers until we found a replacement for our interim president and chief executive officer. We entered into written employment agreement with Carlos Zalduondo, our recently appointed chief executive officer, on June 1, 2007.

AFV Solutions entered into an employment agreement (“Employment Agreement”) with Carlos Zalduondo, to serve as its President or in such other capacities as the Company’s board of directors may prescribe from time to time. The Employment Agreement is for a three year term commencing on June 1, 2007 and expiring on June 1, 2010. Mr. Zalduondo is entitled to the following compensation pursuant to the Employment Agreement.

•	AFV Solutions agreed to pay Mr. Zalduondo a base salary of $120,000 for his first year of employment; $150,000 for his second year of employment; and $200,000 in his third year of employment.
•	Mr. Zalduondo, as a signing bonus, received $15,000 in cash and was issued 100,000 shares of our common stock, which were fully earned upon execution of the Employment Agreement.
•

In addition to the base salary, Mr. Zalduondo will be issued stock bonuses upon reaching established milestones as follows: Mr. Zalduondo will be issued 100,000 shares of our common stock upon the Company’s first production of products; 100,000 shares of our common stock when the Company achieves its first $1 million of sales; 150,000 shares of our common stock when the Company achieves $5 million of sales; and 150,000 shares of our common stock when the Company achieves $10 million of sales.

•	Mr. Zalduondo shall also be entitled to an automobile allowance of $1,000 per month.
•	AFV Solutions may terminate the Employment Agreement at any time if for “cause” (as defined in the Employment Agreement).

•	Mr. Zalduondo may terminate the Employment Agreement by giving the Company 30 days written notice.
•

In the event of Mr. Zalduondo’s death, the Employment Agreement will be terminated on the last day of the calendar month in which Mr. Zalduondo’s death occurred and his estate will receive any accrued compensation through that date as well. Any unexercised stock options will survive Mr. Zalduondo’s death and his estate or the beneficiaries of the stock options will be exercisable according to the original terms and conditions.

•

For a period of 2 years after the termination of the Employment Agreement, Mr. Zalduondo has agreed not to compete with the Company’s business, either directly or indirectly, without the prior written consent of the Company’s board of directors.

•

The Employment Agreement contains a liquidated damages clause, which states that if AFV Solutions creates a material breach of the agreement then Mr. Zalduondo may receive his base salary for one year subject to certain adjustments set forth in the Employment Agreement.

Change in Control Arrangements

We have entered into an employment agreement with Carlos Zalduondo, our chief executive officer and president. Pursuant to Mr. Zalduondo’s employment agreement, in the event that a merger, in which AFV Solutions is not the surviving or resulting corporation, or transfer of assets occurs, provisions of his employment agreement will be binding on and inure to the benefit of the surviving business entity to which such assets were transferred.

Equity Awards

For the majority of the fiscal year ended June 30, 2007, we did not grant any equity awards to our officers and/or directors. However, on June 1, 2007, we executed an employment agreement with our newly appointed president and chief executive officer, Mr. Carlos Zalduondo. Pursuant to the employment agreement, we issued Mr. Zalduondo 100,000 shares of common stock upon execution of the agreement. Additionally, we agreed to issue additional shares of common stock to Mr. Zalduondo upon certain milestones being achieved, as set forth in the employment agreement.

Director Compensation

As a result of having a small number of directors during the fiscal year ended June 30, 2007, we did not provide compensation to our board of directors. If and when our board of directors expands or once we establish a Compensation Committee, we may find it necessary to enact standardized compensation for our board of directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables present information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on October 12, 2007 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 23,045,300 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after October 12, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Board of Directors

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Carlos Zalduondo, Current Chief Executive Officer, Chief Operating Officer, President, and Director	185,000	1%
Suzanne Herring, Chief Financial Officer	-0-	*
Richard Steele, Chairman	2,161,000 (3)	9%
Alex Leon, Director	123,750	*

All Directors & Officers as a Group	2,469,750	10%

* Indicates less than 1%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 9710 Research Drive, Irvine California 92618.

(2)	Figures are rounded to the nearest whole percent.
(3)	All 2,161,000 shares shown for Mr. Steele is owned by Elite Capital Management, Inc., of which Mr. Steele has a controlling interest in.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Caledonia Asset Holdings, Ltd.	7,500,000	33%
750 E. Warm Springs Road, Suite 250
Las Vegas, NV 89119

Elite Capital Management (3)	2,161,000	9%
89 Blue Lagoon
Laguna Beach, CA 92651

All Beneficial Owners	9,661,000	42%

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

(2)	Figures are rounded to the nearest whole percent.
(3)	Mr. Richard K. Steele, our former Chief Executive Officer and current chairman, has a controlling interest in Elite Capital Management.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bed & Biscuit Inns of America

The president of Bed & Biscuit Inns of America is Rosemary Williams, who is also the mother of our Chairman and former CEO, Richard Steele. Additionally, the Company has a 5-year note payable in the principal amount of $150,000 with an interest rate of 6% to. Ms. Rosemary Williams pursuant to the Real Estate Acquisition Contract for the purchase of the Bed & Biscuit Inn™ facility in Flagler Beach. During the year ended June 30, 2007 we paid $50,000 in principal payments and had accrued interest payable of $46,750. In addition, a sibling of Mr. Steele is employed at market rates at the Bed & Biscuit facility in Flagler Beach.

Elite Capital Management, Inc. and Richard Steele

The Company has had an ongoing consulting arrangement with Elite Capital Management, Inc., which was not at “arms-length” since the Company’s current chairman, Richard K. Steele, has controlling interest in Elite Capital Management. Elite Capital Management has provided investor and public relation services to the Company and the Company paid approximately $245,000 in consulting fees for the year ended June 30, 2007.

Accuity Financial Services, Inc. and Suzanne Herring

We engaged Accuity Financial Services, Inc., a consulting firm of which Ms. Herring, our chief financial officer, is President that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity Financial Services has agreed to assist us in the implementation of internal control enhancement policies and procedures. During the year ended June 30, 2007, we paid approximately $51,500 in consulting fees to Accuity Financial Services.

ITEM 13.	EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Real Estate Acquisition Contract		8-K		2	04/09/03
3(i)a	Articles of Incorporation of Juris Travel		SB-2		3(i)	03/19/03

3(i)b	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.		10-KSB		3(i)b	04/02/03
3(i)c	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.		10-KSB		3(i)c	04/02/03
3(i)d	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.		10-QSB/A		3a	05/15/03
3(i)e	Articles of Incorporation of AFV Research, Inc.		10-QSB	09/30/04	3(i)	12/23/04
3(i)f	Articles of Incorporation of AFV Systems, Inc.		10-QSB	09/30/06	3(i)f	11/20/06
3(ii)a	Bylaws of Juris Travel		SB-2		3(ii)	03/19/02
3(ii)b	Bylaws of Bed and Biscuit Inns of America, Inc.		10-QSB/A	03/31/03	3b	05/15/03
3(ii)c	Bylaws of AFV Research, Inc.		10-QSB	09/30/04	3(ii)	12/23/04
3(ii)d	Bylaws of AFV Systems, Inc.		10-QSB	09/30/06	3(ii)d	11/20/06
10.1	Travel Agency Agreement with Global Travel International		SB-2		10	03/19/02
10.2	Commission Schedule		SB-2/A		10.2	05/15/02
10.3	Intellectual Property Assignment Agreement		8-K		10	03/28/03
10.4	Commercial Office Lease, dated July 1, 2003		8-K		10	07/24/03
10.5	Purchase Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K		10.5	07/26/06
10.6	Consulting Agreement between AFV Solutions, Inc. and STALK, LLC, dated June 30, 2006		8-K		10.6	07/26/06
10.7	Exclusive Sales Agreement between AFV Solutions, Inc. and Guangzhou Baolong Group Automotive Manufacturing Corporation, dated November 5, 2006		10-QSB/A	12/31/06	10.7	03/05/07
10.8	Employment Agreement between AFV Solutions, Inc. and Carlos Zalduondo, dated June 1, 2007		8-K		10.8	07/17/07
16.1	Letter from Most & Company, LLP, dated January 29, 2007		8-K/A		16	01/30/07
16.2	Letter from Li & Company, PC, dated June 11, 2007		8-K		16	06/12/07
21	List of Subsidiaries	X
31.1	Certification of Carlos Zalduondo Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002	X
32.1	Certification of Carlos Zalduondo Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Most & Company, LLP for the audit of our financial statements for the transitional year ended June 30, 2006 and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for was $32,500.

The aggregate fees billed for professional services rendered by Li & Company, PC for review of our September 30, 2006 and December 31, 2006 quarterly financial statements included in our Form 10-QSB were $10,000.

The aggregate fees billed for professional services rendered by Weaver & Martin for the review of our March 31, 2007 quarterly financial statements included in our Form 10-QSB and for audit of our financial statements for the fiscal year ended June 30, 2007 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $43,750.

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

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.

By:/s/Carlos Zalduondo
Carlos Zalduondo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carlos Zalduondo

Carlos Zalduondo	CEO, COO, President, Director	October 15, 2007

/s/Suzanne Herring
Suzanne Herring	Chief Financial Officer	October 15, 2007

/s/Alex Leon
Alex Leon	Director	October 15, 2007

/s/Richard Steele

Richard Steele	Chairman of the Board	October 15, 2007

Index To Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheet, June 30, 2007	F-3

Consolidated Statement of Operations for the year ended June 30, 2007,

transition period June 30, 2006 and the year ended December 31, 2005	F-5

Consolidated Statement of Stockholders’ Equity	F-6

Consolidated Statement of Cash Flows for the year ended June 30, 2007,

transition period June 30, 2006 and the year ended December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8 - F-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AFV Solutions, Inc.

We have audited the accompanying consolidated balance sheet of AFV Solutions, Inc. as of June 30, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFV Solutions, Inc. as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from inception that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

October 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountant

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE; (561) 733-0296
FACSIMILE; (516) 77I -2598	FACSIMILE; (56I) 740-0613

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

Boynton Beach Florida	/s/ Lawrence Scharfman
October 15, 2007	Lawrence Scharfman CPA PA

LICENSED IN FLORIDA & NEW YORK

AFV Solutions, Inc.
Consolidated Balance Sheet

June 30,
Assets	2007

Current assets:
Cash in banks	$652,350
Accounts receivable	737
Prepaid expenses	16,841
Total current assets	669,928

Fixed assets, net of accumulated depreciation of $337,050	989,933

Other assets:
Deposits held	15,979
Total other assets	15,979

Total assets	$1,675,840

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$99,747
Accrued expenses – related party	18,000
Current portion of notes payable	17,025
Line of credit	97,742
Total current liabilities	232,514

Long term liabilities:
Notes payable	42,394
Mortgage payable	77,027
Mortgage payable – related party	150,000
Interest payable – related party	46,750
Total long term liabilities	316,171

Commitments	-

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized
22,915,300 shares outstanding	22,915
Common stock authorized and un-issued, 130,000 shares	130
Prepaid share-based compensation	(192,500)
Additional paid in capital	10,013,312

Accumulated (deficit)	(8,716,702)
Total stockholders’ equity	1,127,155

Total liabilities and stockholders’ equity	$1,675,840

The accompanying notes are an integral part of the consolidated financial statements

AFV Solutions, Inc.
Consolidated Statements of Operations

	June 30,	June 30,	December 31,
	2007	2006	2005

Revenue	$111,800	$62,510	$186,366
Cost of sales	8,270	4,615	13,550

Gross profit	103,530	57,895	172,816

Expenses:
General and administrative	424,142	215,013	288,865
General and administrative – related	-	3,000	6,000
Depreciation	176,426	27,040	59,085
Consulting services	312,051	227,600	567,200
Consulting services – related	293,000	425,600	-
Financing fees	100,000	-	1,275,041
Investor relations	12,479	443,647	-
Professional fees	461,677	83,249	125,676
Promotional and marketing	141,500	-	-
Salaries and wages	449,202	72,175	226,300
Salaries and wages – related	154,560	-	-
Rent	227,727	18,026	16,845
Research and development	5,000	418,150	236,201
Travel	417,776	195,521	-
Asset Impairment	518,269	-	-
Total operating expenses	3,693,809	2,129,021	2,801,213

Net operating (loss)	(3,590,279)	(2,071,126)	(2,628,397)

Other income (expense):
Interest income	3,142	16	2,210
Interest (expense)	(25,323)	(7,185)	(6,273)
Interest (expense) – related	(9,000)	(6,000)	(12,000)
Total other income (expense)	(31,181)	(13,169)	(16,063)

Net (loss)	$(3,621,460)	$(2,084,295)	$(2,644,460)

Weighted average number of common
Shares outstanding – basic and diluted	22,905,752	20,744,329	20,161,370

Net (loss) per share basic and diluted	$(0.16)	$(0.10)	$(0.13)

The accompanying notes are an integral part of the consolidated financial statements

AFV Solutions, Inc.

Statement of Stockholders’ Equity

					Additional
	Common Stock		Preferred Stock		Paid in	Shares	Subscription	Subscription	Prepaid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Unissued	Payable	Receivable	Compensation	(Deficit)	Equity

Balance, December 31, 2005	21,120,000	$21,120	28,334	$ 28	$ 3,232,742	$ -	$ 130,966	$ (10,000)	$ -	$(3,010,947)	$ 363,909

Donated capital	-	-	-	-	255,966	-	(130,966)	-	-		125,000
Subscription payable	-	-	-	-	-	-	4,520,000	-	-		4,520,000
Shares issued for cash	100,000	100	-	-	399,900	-	-	-	-		400,000
Shares issued for consulting services	160,000	160	-	-	447,840	-	-	-	-		448,000

Net (loss)
For the transition year ended June 30, 2006	-	-	-	-	-	-	-	-	-	(2,084,295)	(2,084,295)

Balance, June 30, 2006	21,380,000	21,380	28,334	28	4,336,448	-	4,520,000	(10,000)	-	(5,095,242)	3,772,614

Shares issued for cash	1,530,577	1,531	-	-	5,415,970	-	(4,520,000)	-	-	-	897,501
Preferred share conversion	4,723	4	(28,334)	(28)	24	-	-	-	-	-	-
Shares authorized and un-issued - services	-	-	-	-	209,900	100	-	-	(192,500)	-	17,500
Shares authorized and un-issued – settlement	-	-	-	-	50,970	30	-	-	-	-	51,000
Payment of subscription	-	-	-	-	-	-	-	10,000	-	-	10,000

Net (loss)
For the year ended June 30, 2007	-	-	-	-	-	-	-	-	-	(3,621,460)	(3,621,460)

Balance, June 30, 2007	22,915,300	$22,915	-	$ -	$10,013,312	$ 130	$ -	$ -	$(192,500)	$(8,716,702)	$ 1,127,155

The accompanying notes are an integral part of the consolidated financial statements

AFV Solutions, Inc.
Consolidated statements of Cash Flows

	June 30,	June 30,	December 31,
	2007	2006	2005
Cash flows from operating activities
Net (loss)	$(3,621,460)	$(2,084,295)	$(2,644,460)
Depreciation	176,426	27,040	59,085
Warrants issued for financing	-	-	1,275,041
Shares-based compensation	68,500	448,000	85,200
Impairment of assets	518,269	-	-
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
(Increase) decrease in prepaid expenses	76,843	(93,684)	148
(Increase) in deposits and other assets	(7,524)	(509,192)	-
Increase in accounts payable and accrued liabilities	26,532	68,534	3,842
Increase in interest payable – related party	9,000	6,000	12,000
Increase in accrued liabilities – related party	3,000	3,000	6,000
Net cash (used) by operating activities	(2,750,414)	(2,134,597)	(1,203,144)

Cash flows from investing activities
Purchase of fixed assets	(264,600)	(280,299)	(205,554)
Net cash (used) by investing activities	(264,600)	(280,299)	(205,554)

Cash flows from financing activities
Checks issued in excess of cash available	-	-	721
Proceeds from notes payable – related party	-	40,500	30,000
Payments on notes payable – related party	(76,500)	-	-
Proceeds from installment loans	57,739	-	-
Payments on installment loans	(14,218)	(3,154)	(15,543)
Payments on mortgage loans	-	(1,749)	(860)
Payment on mortgage loans – related party	(50,000)	-	-
Cash from issuance of common stock	897,501	400,000	1,500,000
Subscriptions payable	-	4,530,000	-
Subscriptions receivable	10,000	-	(10,000)
Donated capital	-	125,000	51,000
Net cash provided by financing activities	824,522	5,090,597	1,555,318

Net increase (decrease) in cash	(2,190,492)	2,675,701	146,620
Cash – beginning	2,842,842	167,141	20,521
Cash – ending	$652,350	$2,842,842	$167,141

Supplemental disclosures:
Interest paid	$25,323	$7,185	$6,273
Income taxes paid	$-	$-	$-

Shares issued for services	$68,500	$448,000	$85,200
Warrants issued for financing	$-	$-	$1,275,041

The accompanying notes are an integral part to the consolidated financial statements

AFV Solutions, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Nature of business

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 17, 2003, we changed our name to “Bed and Biscuit Inns of America, Inc.”. On March 24, 2003, we changed our name to “Dogs International.” On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. (“AFV”). The name change was effected through an amendment to our articles of incorporation and approved by our board of directors and by majority consent of our stockholders.

We are now engaged in the alternative fuel industry through the development and resale of environmentally efficient commercial transportation. We have focused our efforts primarily in the markets of Asia and South America where we have found a growing need for environmentally sound commercial transportation.

Change in fiscal year end

On July 17, 2006 the Company changed its fiscal year from December 31 to June 30.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries, AFV Research, Inc. and AFV Systems, Inc. after elimination of inter-company transactions.

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

Fair value of financial instruments

At June 30, 2007, our financial instruments consist of accounts receivable and long-term debt. Interest rates currently available to us for long-term debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.

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

Concentration of Credit Risk

We sell products to many customers in the same geographical region. We continually evaluate the creditworthiness of our customers.  We evaluate the collectability of accounts receivable on a combination of factors. Our policies require us to record specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at June 30, 2007.

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

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We recognized an impairment of goodwill and deposits totaling $518,269 as of June 30, 2007.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended June 30, 2007, the transition period ended June 30, 2006 and for the year ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recent issued accounting Standards

September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on January 1, 2007. We have not been able to complete our evaluation of the impact of adopting FIN 48 and as a result, are not able to estimate the effect the adoption will have on our financial position and results of operations, including our ability to comply with current debt covenants.

Note 2 – Going concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Note 3 – Fixed Assets

The Company records fixed assets at cost and computes depreciation using the straight-line method. The Company’s fixed assets consist of the following:

June 30,
2007
Land	$137,000
Vehicles	447,134
Furniture and fixtures	98,914
Office equipment	97,661
Machinery	191,780
Buildings and improvements	324,493

Total fixed assets	1,326,982
Less accumulated depreciation	(337,050)
Total	$989,932

Note 4 – Asset Impairment

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment. As of June 30, 2007, management had determined an impairment of its carry value of goodwill in the amount of $18,269 and its deposit with the factory in China in the amount of $500,000 existed. We recorded an expense totaling $518,269 as of June 30, 2007.

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

For the year ended June 30, 2007, we incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2007, the Company had approximately $7,441,661 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

June 30,
2007
Deferred tax assets:
Net operating loss carryforwards	$2,600,000
Total deferred tax assets	2,600,000

Less: Valuation allowance	(2,600,000)
Net deferred tax assets	$-0-

Based on the available objective evidence, including the Company’s operating history, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2007

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	June 30,
	2007	2006

Statutory rate	34.0%	34.0%

Change in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Note 6 – Consulting Expense

During the year ended June 30, 2007, we paid consulting fees to Elite Capital totaling $283,000. Our Chairman maintains a controlling interest in Elite Capital and $10,000 to our Chief Financial Officer. During the six month period ended June 30, 2006, we issued 152,000 shares of common stock to our previous Chief Executive Officer valued at $425,600.

Additionally, for the year ended June 30, 2007, the six month period ended June 30, 2006 and the year ended December 31, 2005, we paid $312,051, $227,600 and $567,200 respectively to various consultants.

Note 7 – Notes and mortgages payable

We have a 5-year note payable with an officer of our subsidiary Bed & Biscuit. During the year ended June 30, 2007 we made principal payments totaling $50,000. The principal amount of the note at June 30, 2007 was $150,000. The note bears interest at a rate of 6% per annum and matures February 2008. During the year ended June 30, 2007 the Company had accrued interest payable of $46,750.

We have a mortgage payable on the Bed & Biscuit Inn™ facility in Flagler Beach with a principal balance of $77,027. The mortgage is secured by the real property located in Flagler Beach Florida and bears interest at a fixed rate of 9.54%. We pay monthly principal and interest payments of $669. The mortgage matures in February 2032. We have also obtained an equity line of credit also secure by the real property. The available credit is $100,000 and bears interest at a rate of prime plus 1%. As of June 30, 2007 the principal balance was $97,742.

We have an installment loan payable secured by an automobile with a principal balance of $9,865 at June 30, 2007. The loan bears interest at a rate of 5.25% per annum and matures in October 2008. We pay monthly principal and interest payments in the amount of $625.

On September 28, 2007 we financed two automobiles for alternative fuel conversion testing. The loan bears interest at a rate of 7% and matures on September 28, 2011. We pay monthly principal and interest payment in the amount of $1,262. At June 30, 2007, the principal balance of the loan was $49,554.

Future payments of notes and mortgages payable are as follows:

2008	$ 115,493
2009	165,143
2010	12,810
2011	13,759
Thereafter	76,983

Note 8 - Commitments

We currently are committed to two commercial real estate leases for office and garage space located in Irvine California and Mesa Arizona. Each lease contains an annual 3% increase in base rent. Our California lease requires monthly common area maintenance and rent payment of $8,170 and expires on May 31, 2009. During the year ended June 30, 2007, we amended our Mesa, Arizona lease reducing our total square footage to approximately 8,800 square feet. Our monthly lease payment is $3,700 and expires on March 1, 2010.

Future minimum lease payments are as follows:

2008	$142,525
2009	146,665
2010	46,980

Note 9 – Stockholders’ equity

During the year ended June 30, 2007, we issued 1,392,500 shares of our common stock pursuant to subscription agreements issued in the previous year.

During the year ended June 30, 2007, we issued subscription agreements pursuant to a unit offering whereby each subscriber would receive 10,000 shares of $0.001 par value common stock at a price of $65,000 or $6.50 per share. We sold a total of 138,077 shares for cash totaling $897,501.

On January 23, 2007, we issued 4,723 shares of common stock for the conversion of outstanding Series “A” preferred stock pursuant to its 2003 “Real Estate Acquisition Agreement”.

On June 28, 2007, we entered into a settlement agreement and authorized the issuance of 30,000 shares of our common stock to two individuals. The fair value of the shares on the date of grant was $51,000 and has been recorded as an expense. As of June 30, 2007 the shares were un-issued.

On June 1, 2007, we entered into an employment agreement with our Chief Executive Officer. Pursuant to the agreement, we authorized the issuance of 100,000 shares of our common stock as partial compensation for his services. The fair value of the sock on the date of grant was $210,000. We have recorded an expense in the amount of $17,500 and will accrete the remaining balance of $192,500 over the remaining one-year term of the agreement. As of June 30, 2007, the shares were un-issued.

Note 10 – Related party transactions

During the year ended June 30, 2007, we paid consulting fees to Elite Capital Management, Inc., totaling $283,000 and our Chief Financial Officer $10,000. Our Chairman maintains a controlling interest in Elite Capital Management, Inc. During the six month period ended June 30, 2006, we issued 152,000 shares of common stock to our previous Chief Executive Officer valued at $425,600.

During the year ended June 30, 2007, we paid professional fees to Accuity Financial Services, Inc., an entity controlled by our Chief Financial Officer, totaling $51,000 for services received in connection with our public filings.

On June 1, 2007, we entered into an employment agreement with our Chief Executive Officer whereby we agreed to issues 100,000 shares of our common stock as partial consideration for services. Further we agreed to pay cash compensation of $120,000 during his first year of service with a signing bonus in the amount of $15,000. Our CEO will also receive an expense allowance of $1,500 per month to please designated as an auto allowance and health insurance reimbursement.

During the year ended June 30, 2007, we made principal payments totaling $50,000 and accrued interest in the amount of $9,000 in connection with the mortgage held by the President of our subsidiary Bed & Biscuit Inns of America.

Note 11 – Warrants

The following is a summary of activity of outstanding warrants to purchase the Company’s common stock at June 30, 2007:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, December 31, 2005	500,000	$ 2.00

Warrants issued	-
Warrants exercised

Balance, June 30, 2006	500,000	$ 2.00

Warrants issued	-0-	-
Warrants exercised	-0-	-

Balance, June 30, 2007	500,000	$2.00

The following is a summary of information warrants outstanding at June 30, 2007

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.00	500,000	5 months	$2.00	500,000	$2.00