Form 10QSB
period 2007-09-30
AFV SOLUTIONS, INC.
filed 2007-11-09
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 30, 2007, was 23,045,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.
Consolidated Balance Sheet

September 30,
2007
Assets

Current assets:
Cash	$255,056
Prepaid expenses	11,693
Other current assets	6,237
Total current assets	272,986

Fixed assets, net of accumulated depreciation of $384,751	942,232

Other assets:
Deposits	15,979
Total other assets	15,979

Total assets	$1,231,197

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$102,427
Accrued expenses - related party	18,000
Note payable, current portion	17,618
Line of credit	97,742
Total current liabilities	235,787

Long term liabilities:
Note payable, net of current	38,807
Mortgage payable	76,943
Mortgage payable - related party	150,000
Accrued interest – related party	49,000
Total long term liabilities	314,750

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,045,300 shares issued and outstanding	23,045
Prepaid share-based compensation	(140,000)
Additional paid-in capital	10,013,312
Accumulated (deficit)	(9,215,697)
680,660

$1,231,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFV Solutions, Inc.
Condensed Consolidated Statements of Operations

	Three months ended
	September 30,
	2007	2006

Revenue	$20,277	$36,442
Cost of sales	2,849	2,125

Gross profit	17,428	34,317

Expenses:
General and administrative expenses	62,109	129,499
General and administrative expenses - related party	-	1,500
Depreciation	47,701	37,819
Consulting Services	14,192	228,723
Financing expense	-	100,000
Investor relations	-	16,537
Professional fees	66,650	208,014
Research and development	-	5,000
Rent expense	36,835	57,872
Promotional and marketing	-	24,715
Salaries and wages	84,073	145,103
Salaries and wages - officers	114,300	-
Travel expense	85,899	227,532
Impairment of intangible assets	-	18,269
Total operating expenses	511,759	1,200,583

Net operating (loss)	(494,331)	(1,166,266)

Other income (expenses):
Interest income	8	11
Interest (expense)	(2,422)	(11,898)
Interest (expense) - related party	(2,250)	(2,250)
Total other income (expenses)	(4,664)	(14,137)

Net (loss)	$(498,995)	$(1,180,403)

Weighted average number of
common shares outstanding - basic and fully diluted	23,045,300	21,340,853

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFV Solutions, Inc.
Condensed Consolidated Statements of Cash Flow

	For the three months ended
	September 30,
	2007	2006

Cash flows from operating activities
Net (loss)	$(498,995)	$(1,180,401)
Depreciation	47,701	37,819
Impairment of intangible assets	-	18,269
Shares issued for services	52,500	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Other current assets	(5,500)	(54,489)
Prepaid expenses	5,148	46,408
Accounts payable and accrued liabilities	2,680	14,848
Interest payable - related party	2,250	2,250
Accrued liabilities - related party	-	1,500
Deposits and other assets	-	(10,053)
Net cash (used) by operating activities	(394,216)	(1,123,849)

Cash flows from investing activities
Purchase of fixed assets	-	(78,291)
Net cash (used) by investing activities	-	(78,291)

Cash flows from financing activities
Payment on installment loans	(2,994)	(2,924)
Payment on mortgage	(84)	(50,000)
Cash from issuance of common stock	-	897,501
Net cash provided by financing activities	(3,078)	844,577

Net increase (decrease) in cash	(397,294)	(357,563)
Cash – beginning	652,350	2,842,841
Cash – ending	$255,056	$2,485,278

Supplemental disclosures:
Interest paid	$2,422	$11,898
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AFV Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 –Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 2007.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Stockholders’ equity

During the three-month period ended September 30, 2007, we issued 130,000 shares of common stock previously authorized.

Note 4 – Related party transactions

During the three-months ended September 30, 2007, we accrued interest in the amount of $2,250 in connection with our mortgage due to the President of our wholly-owned subsidiary.

Note 5 – Notes payable

Notes payable consisted of the following at September 30, 2007:

Note payable to a related party bearing interest at a rate of 6% per annum, accrued interest and principal maturing in 2009	$150,000

Mortgage payable bearing interest at a rate of 9.54% per annum, monthly payments of $668, maturing May 1, 2033	76,943

$100,000 line of credit bearing interest at the prime lending rate plus 1%, with monthly interest payments, maturing March 1, 2010.	97,742

AFV Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Auto loan payable bearing interest at a rate of 7%, monthly principal and interest payments of $1,127, maturing September 28, 2011	47,034

Auto loan payable bearing interest at a rate of 5.25% with monthly principal and interest payments of $625, maturing October 15, 2008.	9,392

Total	$381,110

Interest expense for the three-months ended September 30, 2007 totaled $4,672.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	ability to successfully broker our first bus order;
o	ability to raise sufficient funds to satisfy our working capital needs;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	eventual successful operations in the alternative fuel and bus brokerage industry;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	unavailability of funds for capital expenditures and/or general working capital;
o	risks and differences encountered when conducting international sales and operations;
o	operational inefficiencies in distribution or other systems; or

o	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of Nevada in January of 2002 under the name Juris Travel. On March 24, 2003, we changed our name to “Dogs International” in connection with our acquisition of assets from Bed & Biscuit Inns of America, Inc. On February 9, 2005, we changed our name from Dogs International to AFV Solutions, Inc. in anticipation of entering the alternative fuel industry with our wholly-owned subsidiary, AFV Research, Inc. (“ARI”). In addition to ARI, we operate another wholly owned subsidiary, Bed & Biscuit Inns of America, Inc. (“Bed & Biscuit”). Under this subsidiary we operate a pet care facility under the name “Bed & Biscuit Inn™”.

AFV Solutions’ primary business focus is to broker hybrid electric, CNG and LPG buses manufactured in China. Additionally, our current revenues continue to be generated from our business operated through our wholly owned subsidiary Bed & Biscuit. As a result of our decision to discontinue our previous plan of expanding the upscale pet care facilities, on May 5, 2006 we announced our intention to spin off the Bed & Biscuit subsidiary to our stockholders.

CURRENT OPERATIONS

Our decision to enter into the alternative fuel industry was largely guided by our former CEO, Jeffrey Groscost. However, after Jeffrey Groscost suddenly passed away on November 3, 2006; we have continued to reevaluate our direction and involvement in the production and distribution of the bifuel conversion kits. Additionally, on July 11, 2007, Mr. Steele, our interim Chief Executive Officer resigned and we appointed Carlos Zalduondo as our new Chief Executive Officer, who has continued our focus and emphasis to the brokerage of buses manufactured in China.

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

We intend for our funding requirements to be fulfilled through either equity or debt financing. We anticipate that available cash at September 30, 2007 in the amount of $255,056 will not satisfy our cash obligations for the next 12 months and we will be required to raise additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

During the year ended June 30, 2007, we spent $5,000 on research and development but did not have any expenses relating to research and development for the three month period ended September 30, 2007. We are not anticipating significant research and development expenditures in the near future.

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

During the year ended June 30, 2006, we took delivery of a patented electric bus built by GYD of China. The bus is currently located in our Arizona facility awaiting a decision to proceed towards obtaining federal authorization.

Significant changes in number of employees.

The number of employees required to operate our business is currently 8 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended September 30, 2007 and 2006 Compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

INCOME (Derived Solely from the Bed & Biscuit Inn Facility):

	Three months ended September 30, 2007	Three months ended September 30, 2006	Increase / (Decrease)
			$	%
Revenues	$ 20,277	$ 36,442	$ (16,165)	(44%)

Cost of Sales	2,849	2,125	724	34%

Gross Profit	17,428	34,317	(16,889)	(49%)

Gross Profit Percentage of Revenue	86%	94%	--	(8%)

Revenues

Revenues for the three months ended September 30, 2007 were $20,277 compared to revenues of $36,442 for the comparable three months ended September 30, 2006. This resulted in a decrease in revenues of $16,165 when compared to the same period in 2006. Although we have begun to focus our operations towards brokering buses from China, we have not begun producing revenues from this service. Therefore, we still maintain operations through the Bed & Biscuit Inn, which continues to generate our only revenues. We have continued to experience a decrease in revenues as a result of minimal marketing dollars being allocated towards the growth of the facility and a reduction of clientele at the Bed & Biscuit Inn.

Cost of sales

Cost of sales for the three months ended September 30, 2007 was $2,849, an increase of $724 from $2,125 for the same period ended September 30, 2006. The slight increase was due to overall increase in our cost of pet supplies.

Gross profit

Gross profit for the three months ended September 30, 2007 was $17,428, a decrease of $16,889 or 49% as compared to $34,317 for the comparable period of three months ended

September 30, 2006. Overall gross profit as a percentage of revenue decreased from 94% for the three months ended September 30, 2006 to 86% for the comparable three months ended September 30, 2007. Even though we have experienced a decrease in our revenues from the Bed & Biscuit Inn, our cost of sales only slightly increased which allowed us to only slightly decrease our gross profit as a percentage of revenue.

EXPENSES:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$ 62,109	$ 130,999	$ (68,890)	(53%)

Depreciation	47,701	37,819	9,882	26%

Consulting services	14,192	228,723	(214,531)	(94%)

Financing expense	-0-	100,000	(100,000)	--

Investor relations	-0-	16,537	(16,537)	--

Professional fees	66,650	208,014	(141,364)	(68%)

Research and development	-0-	5,000	(5,000)	--

Rent expense	36,835	57,872	(21,037)	(36%)

Promotional and marketing	-0-	24,715	(24,715)	--

Salaries and wages (total)	198,373	145,103	53,270	37%

Travel expenses	85,899	227,532	(141,633)	(62%)

Impairment of intangible assets	-0-	18,269	(18,269)	--

Total operating expenses	511,759	1,200,583	(688,824)	(57%)

Net operating (loss)	$ (494,331)	$ (1,166,266)	$ (671,935)	(58%)

General and administrative expenses

General and administrative expenses, which included those of a related party, were $62,109 for the three months ended September 30, 2007 versus $130,999 for the comparable period of three months ended September 30, 2006, which resulted in a decrease of $68,890, or 53%. During the three months ended September 30, 2006, we were heavily pursuing the bi-fuel conversion systems as well as beginning to explore the brokering and distribution of alternative fuel buses as well as operating out of multiple locations in Arizona and California. Therefore, during that time period we experienced substantial general and administrative expenses related to these two endeavors. However, as of the three months ended September 30, 2007, we have shifted our focus to only that of brokering and distributing alternative fuel buses and thereby reduced some of our general and administrative expenses as well as reduced our operations to primarily our Irvine location. We believe we have stabilized our general and administrative expenses as we continue to become more familiar with the alternative fuel industry.

Depreciation expense

Depreciation expense was $47,701 for the three months ended September 30, 2007 compared to $37,819 for the three months ended September 30, 2006. The increase is the result of our recent acquisitions of fixed assets purchased in connection with the Irvine office and our alternative fuel development. We do not anticipate any extraordinary acquisition of assets in the upcoming months and therefore we also expect our depreciation expense to normalize over future periods based on our existing fixed asset base.

Consulting services / Professional fees

During the three months ended September 30, 2007, we did incurred $14,192 in consulting expenses as compared to $228,723 for the three months ended September 30, 2006. The consulting expenses experienced during 2006 were related to our operations in the alternative fuel business and seeking to commence brokering buses from China, with a significant portion resulting from our extensive foreign activities in the Asian markets.

Professional fees were $66,650 for the three months ended September 30, 2007 compared to $208,014 for the three months ended September 30, 2006. Again, this increase in professional fees is directly attributable to our business development in the alternative fuel industry.

Financing

We did not incur any financing costs for the three months ended September 30, 2007 compared to $100,000 incurred for the three months ended September 30, 2006. During the three months ended September 30, 2006, we experienced financing costs as a result of our engagement with Sanders, Morris & Harrison related to equity financing for potential acquisitions, which we are no longer pursuing.

Research and development

We did not incur any research and development costs for the three months ended September 30, 2007 as compared to $5,000 for the comparable three months ended September 30, 2006. During the same period last year, we were still investing some of our resources in the bi-fuel conversion systems as we continued through various stages of testing. However, at this point in time, we have suspended operations in commercializing the conversion kits.

Salaries and wages

Salaries and wages, which include those of our officers, were $198,373 for the three months ended September 30, 2007 as compared to $145,103 in salaries and wages expenses for the three months ended September 30, 2006. As we broadened our operations and established facilities in California and Arizona in the alternative fuel industry, we hired employees associated with the operations of this line of business. Although we have reduced the amount of employees in these facilities and the salaries and wages associated with them, we have incurred increases in our officers’ salaries and wages.

Travel expenses

Travel expenses were $85,899 for the three months ended September 30, 2007 versus $227,532 for the comparable period of three months ended September 30, 2006. As our relationship with WZL and Baolong were being established and we were becoming more familiar with their products, we had greatly increased our travel to and from China during the three months ended September 30, 2006. However, our travel expenses have decreased when compared to the same period in 2006 but we expect that our travel expenses may continue in the upcoming months as we continue to cultivate our relationships in China , Peru and other countries.

Impairment of long-lived assets

We review our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. We did not recognize an impairment for the three months ended September 30, 2007 but did recognize an impairment of $18,269 for the three months ended September 30, 2006.

Total operating expenses

Overall operating expenses were $511,759 for the three months ended September 30, 2007 versus $1,200,583 for the three months ended September 30, 2006, which resulted in a decrease of $688,824 or 57%. Overall we were able to decrease most of our expenses for the three months ended September 30, 2007, with the most significant decreases in consulting services, professional fees, and travel expenses. As compared to the same time period in 2006, we had substantial consulting fees associated with our business change to the alternative fuel industry as well as higher professional fees and travel expenses as we began to pursue the brokering and distribution of alternative fuel buses. As we have focused our operations to that of brokering and the distribution of alternative fuel buses, we have been able to reduce costs once associated with the bifuel conversion systems. All of these items mentioned above contributed to lowering our total operating expenses.

Net operating loss

The net operating loss for the three months ended September 30, 2007 was $494,331, versus $1,166,266 for the comparable period last year, a decrease of $671,935 or 58%. As mentioned above, although we are continuing our pursuit in the alternative fuel industry, we have been able to substantially reduce some of our operating expenses and thereby decrease our net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2007 compared to the twelve months ended June 30, 2007.

	September 30, 2007	June 30, 2007	Increase / (Decrease)
			$	%

Current Assets	$272,986	$669,928	$(396,942)	(59%)

Current Liabilities	$235,787	$232,514	$3,273	1%

Working Capital (Deficit)	$37,199	$437,414	$(400,215)	(91%)

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

We will require additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations. As of the date of this filing, we have no prospects for capitalizing our operations.

Existing capital at the three months ended September 30, 2007 and revenues anticipated to be derived from our pet facility are expected to only be sufficient to sustain our operations for approximately 2 to 3 months. We anticipate minor decreases in our cash requirements though not significant and subsequently we will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position.

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

We have incurred an accumulated deficit as of September 30, 2007 of $9,215,697. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the year ended June 30, 2007, we raised approximately $897,501 in additional proceeds to be used as general working capital. We anticipate current cash on hand, combined with minimal revenues from the pet facility, will only satisfy our working capital needs for approximately 2 to 3 months.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly filing of March 31, 2007 was considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Additionally, we filed the extension in connection with the annual filing of June 30, 2007 late resulting in our second late filing. Therefore, we must not have one more late filing within the two year period or we will be in jeopardy of being dequoted from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

Our Chief Executive Officer, Carlos Zalduondo, and Chief Financial Officer, Suzanne Herring, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Zalduondo and Ms. Herring concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Issuer Repurchases of Equity Securities.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

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

AFV SOLUTIONS, INC.

(Registrant)

By: /s/Carlos Zalduondo
Carlos Zalduondo, Chief Executive Officer
(On behalf of the Registrant)

Date: November 9, 2007