Form 10QSB
period 2007-12-31
AFV SOLUTIONS, INC.
filed 2008-02-13
CIK 1167868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on February 13, 2008, was 23,045,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFV Solutions, Inc.
Condensed Consolidated Balance Sheet
(unaudited)
December 31,
2007
Assets
Current assets:
Cash	$8,240
Prepaid expenses	11,369
Other current assets	5,500
Total current assets	25,109

Fixed assets, net of accumulated depreciation of $432,452	894,531

Other assets:
Deposits	5,926
Total other assets	5,926

Total assets	$925,566

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$118,599
Accrued expenses - related party	18,000
Accrued interest – related party	51,250
Customer deposits	10,000
Note payable, current portion	19,882
Mortgage payable – related party	150,000
Line of credit	96,824
Total current liabilities	464,555

Long term liabilities:
Note payable, net of current portion	32,943
Mortgage payable	75,940
Total long term liabilities	108,883

Stockholders' equity:
Preferred stock, $0.001 par value 20,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares

authorized, 23,045,300 shares issued and outstanding	23,045
Prepaid share-based compensation	(87,500)
Additional paid-in capital	10,042,312
Accumulated (deficit)	(9,625,729)
352,128

$925,566

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.
Condensed Consolidated Statement of Operations
(unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006

Revenue	$ 34,605	$ 24,855	$ 54,882	$ 61,296
Cost of sales	2,229	1,777	5,078	3,902

Gross profit	32,376	23,078	49,804	57,394

Expenses:
General and administrative	53,005	158,138	115,114	289,137
General and administrative – related	-	1,500	-	3,000
Depreciation	47,701	41,056	95,402	78,875
Consulting services	4,870	254,877	19,062	483,600
Financing expenses	-	-	-	100,000
Investor relations	-	-	-	16,537
Professional fees	50,940	87,311	117,590	295,325
Research and development	2,502	-	2,502	5,000
Rent expense	44,614	72,550	81,449	128,922
Promotional and marketing	-	70,918	-	95,632
Salaries and wages	81,192	185,210	165,265	330,313
Salaries and wages – Officers	104,700	-	219,000	-
Travel expense	46,660	182,106	132,558	409,638
Impairment of intangible assets	-	-	-	18,269
Total operating expenses	436,184	1,053,666	947,943	2,254,248

Operating loss	(403,808)	(1,030,588)	(898,138)	(2,196,854)

Other income (expenses):
Interest income	13	2,707	21	2,718
Interest expense	(3,987)	(243)	(6,409)	(12,141)
Interest expense – related party	(2,250)	(2,250)	(4,500)	(4,500)
Total other income (expense)	6,224	214	(10,888)	(13,923)

Net loss	$ (410,032)	$ (1,030,374)	$ (909,026)	$ (2,210,777)

Weighted average number of common shares outstanding – basic and diluted	23,045,300	22,910,577	23,045,300	22,879,883

Net loss per share – basic and diluted	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)

	For the six months ended
	December 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(909,026)	$(2,210,777)
Depreciation	95,402	78,875
Impairment of intangible assets	-	18,269
Shares issued for services	105,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Prepaid expenses	5,473	19,462
Deposits and other assets	5,290	(12,950)
Accounts payable and accrued liabilities	18,850	(20,470)
Interest payable - related party	4,500	4,500
Accrued liabilities - related party	-	3,000
Customer deposits	10,000	-
Net cash (used) by operating activities	(664,511)	(2,159,015)

Cash flows from investing activities
Purchase of fixed assets	-	(131,415)
Net cash (used) by investing activities	-	(131,415)

Cash flows from financing activities
Payment on installment loans	(8,316)	(13,132)
Payment on mortgage	(283)	-
Payment on mortgage – related party	-	(50,000)
Donated capital	29,000	-
Cash from issuance of common stock	-	897,501
Net cash provided by financing activities	20,401	834,369

Net (decrease) in cash	(644,110)	(1,456,061)
Cash – beginning	652,350	2,842,841
Cash – ending	$8,240	$1,386,780
Supplemental disclosures:
Interest paid	$6,409	$12,141
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 –Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments, which in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended June 30, 2007.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt, or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Stockholders’ equity

On July 27, 2007, we issued 30,000 shares of common stock previously authorized.

On August 27, 2007, we issued 100,000 shares of our common stock previously authorized, to our CEO. The shares have been issued pursuant to his employment agreement.

During the six-month period ended December 31, 2007, we received a total of $29,000 in donated capital from our Chairman.

Note 4 – Related party transactions

During the six-months ended December 31, 2007, we accrued interest in the amount of $4,500 in connection with our mortgage due to the President of our wholly owned subsidiary.

Note 5 – Customer deposits

On November 20, 2007, we received a deposit for $10,000 to purchase five hybrid buses for a total purchase price of $297,000. We anticipate shipment of the completed order on or before June 30, 2008.

AFV Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Notes payable

Notes payable consisted of the following at December 31, 2007:

Note payable to a related party bearing interest at a rate of 6% per annum, accrued interest and principal maturing in 2009	$150,000

Mortgage payable bearing interest at a rate of 9.54% per annum, monthly principal and interest payments of $668, maturing May 1, 2033	76,744

$100,000 line of credit bearing interest at the prime lending rate plus 1%, with monthly interest payments, maturing March 1, 2010.	96,824

Auto loan payable bearing interest at a rate of 7%, monthly principal and interest payments of $1,127, maturing September 28, 2011	44,466

Auto loan payable bearing interest at a rate of 5.25% with monthly principal and interest payments of $625, maturing October 15, 2008.	7,555

Total	375,589
Less current portion	(266,706)

Total	$108,883

Interest expense for the six-months ended December 31, 2007 totaled $6,409 and $4,500 to related parties.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	ability to successfully broker bus orders;
o	ability to raise sufficient funds to satisfy our working capital needs;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	eventual successful operations in the alternative fuel and bus brokerage industry;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	unavailability of funds for capital expenditures and/or general working capital;
o	risks and differences encountered when conducting international sales and operations;
o	operational inefficiencies in distribution or other systems; or

o	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

AFV Solutions’ primary business focus is to broker hybrid electric, CNG and LPG buses manufactured in China. Revenues have continued to be generated through our wholly owned subsidiary, Bed & Biscuit, a pet boarding facility located in Flagler Beach, Florida. On May 5, 2006, we announced our intention to spin off Bed & Biscuit to our stockholders’, this was a result of our decision to focus on the alternative fuel industry.

CURRENT OPERATIONS

On July 11, 2007, Mr. Steele, our interim Chief Executive Officer resigned and we appointed Carlos Zalduondo as our new Chief Executive Officer, who has continued our focus and emphasis to the brokerage of buses manufactured in China. Mr. Steele has continued as our Board Chairman.

Through our agreement with Wuzhoulong, we are the exclusive representative for sales, marketing, and distribution of commercial hybrid buses in five countries. We have received our first sales order for five (5) commercial hybrid buses from a commercial transportation company located in Lima, Peru. The order requires delivery of four (4) CNG buses and one (1) diesel hybrid. The total purchase price of the buses is $297,000USD. We received the initial deposit of $10,000 on November 20, 2007 and anticipate full payment and delivery on or before June 30, 2008. Mr. Zalduondo continues to focus sales efforts in South America and Asia.

Satisfaction of our cash obligations for the next 12 months.

Our cash obligations are anticipated to stabilize over the next 12 months. We are continuing to establish ourselves in the alternative fuel industry with more focused efforts. As a result, we expect our expenses for travel and consulting to decrease substantially. Our cash will be utilized for sales and operational expenses. Our available cash at December 31, 2007, was $8,240 and will not be sufficient to satisfy our obligations for the next 12 months. Due to our limited financial resources, we will be required to raise additional cash through sales or equity and/or debt financing.

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

Expected purchase or sale of plant and significant equipment.

As we continue to emphasize brokering of hybrid buses, we have chosen to eliminate our research and development facility located in Mesa, Arizona. It is our anticipation to sell all excess machinery and equipment currently located at the facility and sub-lease the property for the remainder of our commitment.

Significant changes in number of employees.

The number of employees required to operate our business is currently 6 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended December 31, 2007, and 2006 Compared.

The following tables summarize selected items from the statement of operations for the three-months ended December 31, 2007 compared to the three-months ended December 31, 2006.

INCOME (Derived Solely from the Bed & Biscuit Inn Facility):

	Three months ended December 31, 2007	Three months ended December 31, 2006	Increase / (Decrease)
			$	%
Revenues	$ 34,605	$ 24,855	$ 9,750	39%

Cost of Sales	2,229	1,777	452	25%

Gross Profit	32,376	23,078	9,298	40%

Gross Profit Percentage of Revenue	94%	93%	--	1%

Revenues

Revenues for the three months ended December 31, 2007 were $34,605 compared to revenues of $24,855 for the comparable three months ended December 31, 2006. Our increased revenue from the pet care facility of $9,750 is the result of additional advertising during the three-month period. We will continue to advertise locally in an effort to maintain stable cash flow and cover operating expenses.

Cost of sales and Gross profit

Our cost of sales increased $452 over the previous year as expected due to our increased revenue. As our revenue increases or decreases, we anticipate our costs to follow suit. We do not anticipate any near market changes in the direct costs associated with the pet care industry. Our gross profit remained consistent, increasing 1% over the previous period to 94%.

EXPENSES:

	Three months ended December 31, 2007	Three months ended December 31, 2006	Increase / (Decrease)
Operating expenses:			$	%
General and administrative	$ 53,005	$ 159,638	$ (106,633)	(67%)
Depreciation	47,701	41,056	6,645	16%
Consulting/Professional services	55,810	342,188	(286,378)	(84%)
Research and development	2,502	-	2,502	--
Rent expense	44,614	72,550	(27,936)	(39%)
Promotional and marketing	-0-	70,918	(70,918)	--
Salaries and wages (total)	185,892	185,210	682	--
Travel expenses	46,658	182,106	(135,448)	(74%)
Total operating expenses	436,184	1,053,666	(617,482)	(59%)

Net operating (loss)	$ (403,808)	$ (1,030,588)	$ (626,780)	(61%)

General and administrative expenses

As we have focused our efforts towards brokering and distributing alternative fuel buses, we have been able to eliminate a significant portion of our overhead. We experienced a savings of $106,633 in our general and administrative expenses. The majority of our savings was attributable to a decrease in travel meals and entertainment of approximately $28,000 and telephone expense of $23,000. As we continue to focus on a core brokering, there is a limited expectation of these costs increasing in the near future.

Depreciation expense

Our depreciation expense will remain constant over the upcoming year. The fluctuation from the comparable period is due to normal depreciation calculated on a straight-line basis from the minimal assets acquired during the period of January 1, 2007 and December 31, 2007. We currently do not have plans to acquire significant assets though we may experience a decline in depreciation expense as we liquidate our excess machinery and equipment from our Arizona facility.

Consulting services / Professional fees

We encountered our greatest savings of $286,378 in consulting and professional fees. During the three month period of December 31, 2006, we incurred extraordinary legal fees in connection the due diligence requirements arising from our financing agreement with Sanders, Morris and Harris. This non-recurring fee represented approximately $33,000 of the reduction in costs during the same period in 2007. Additionally, we paid consulting fees to our previous CEO totaling $250,000 in the previous comparable period. During the next fiscal year, our consulting and professional fees will be limited to ordinary course of business. We will continue to pay legal fees for services related to our regulatory requirements as well as the associated accounting and auditing fees. Our consulting fees are primarily related to foreign translation services.

Research and development

We expensed $2,502 in research and development costs which represented fees related to EPA certifications for our bi-fuel conversion kits. This is a non-recurring expense and we do expect any further research and development costs as we continue our focus towards the brokering of alternative fuel buses.

Rent expense

During the period subsequent to December 31, 2006, we have reduced our monthly lease expense through the elimination of our Hong Kong facility and a reduction in our leased square footage in our Arizona facility. The accumulated savings due to the reduction was $27,936 for the three-month period ended December 31, 2007.

Salaries and wages

Salaries and wages, which include those of our officers, remained constant at $185,000. Due to our limited cash resources, we were unable to issue payment to our officers for the months of November and December. We have recorded an accrual for the outstanding compensation in the amount of $36,800. We currently do not anticipate a reduction in our salaries and wage expense though continued payment is dependent on our future sales.

Travel expenses

As our focus has shifted towards the sales and marketing of alternative fuel buses, we have had the opportunity to narrow our scope of activities required while traveling. As a result, our travel expenses have decreased by $135,446 compared to the same period in 2006. We anticipate continued travel costs associated with our sales activities, which would include monthly travel to Peru and China.

Total operating expenses

Our total operating expenses for the three-month period ended December 31, 2007, was $436,184 compared to $1,053,666 for the three months ended December 31, 2006. The most significant savings were represented by our reduction in consulting services, professional fees, and travel expenses. As we continue to focus our operations on brokering and distribution of alternative fuel buses, we will also continue to maintain lower operating costs.

Net operating loss

The net operating loss decrease by 61% for the three-months ended December 31, 2007. We have been able to substantially reduce our operating expenses and thereby decrease our net operating loss.

The following tables summarize selected items from the statement of operations for the six-months ended December 31, 2007 compared to the six-months ended December 31, 2006.

INCOME:

	Six months ended December 31, 2007	Six months ended December 31, 2006	Increase / (Decrease)
			$	%
Revenues	$ 54,882	$ 61,296	$ (6,414)	(10%)

Cost of Sales	5,078	3,902	1,176	30%

Gross Profit	49,804	57,394	(7,590)	(13%)

Gross Profit Percentage of Revenue	91%	94%	--	(3%)

Revenues

We experienced an overall decline of $6,414 in revenues from our pet facility during the six-month period ended December 31, 2007 despite our increased revenue during our second fiscal quarter ending December 31, 2007. We believe the significant loss of revenue that occurred in our previous quarter was the result of limited marketing. During our second fiscal quarter, we initiated various local advertisements, which resulted in an increase in our revenue for that period. Due to these positive advertising results, we are planning to continue with all existing advertisements.

Cost of sales and Gross profit

During the six-months ended December 31, 2007, our cost of sales escalated by $1,176. We attribute the rise to an overall price increase in pet food. During the last three-month period, we have noticed stabilization in pricing and do not anticipate further increases. Our decline in revenue coupled with the increase in direct costs resulted in a decline in gross profit percentage of revenue of 3%.

SELECTED OPERATING EXPENSES:

	Six months ended December 31, 2007	Six months ended December 31, 2006	Increase / (Decrease)
Operating expenses:			$	%
General and administrative	$ 115,114	$ 292,137	$ (177,023)	(61%)
Consulting/Professional services	136,652	778,925	(642,273)	(82%)
Financing expenses	-	100,000	(100,000)	--
Rent expense	81,449	128,922	(47,473)	(37%)
Salaries and wages	384,265	330,313	53,952	16%
Travel expenses	132,558	409,638	(277,079)	(68%)
Subtotal and total lines
Net Loss	$ (909,026)	$ (2,210,777)	$ (1,301,751)	(59%)

General and administrative expenses

We have reduced our general and administrative costs by $177,023 during the six-month period ended December 31, 2007 compared to the same period in the previous year. The significant reductions are a result of the decrease in overseas travel. Our telephone expense declined $25,000; postage and delivery fees $11,000; office expense $39,000 and travel meals and entertainment declined $35,000. It is our plan to continue to utilize our resources in a focused effort towards sales development while continuing to minimize overhead.

Consulting services / Professional fees

Our most significant cost reduction has occurred in the consulting and professional fees we paid during the respective periods. As we were molding our business towards the alternative fuel industry, we incurred significant non-recurring professional and consulting fees. Legal fees paid in connection with our 2006 financing arrangements totaled approximately $85,000 while consulting fees to our interim CEO totaled $268,000. There are no plans during the current year to pay or incur any consulting of professional fees outside the scope of ordinary course of business. During the six-month period ended December 31, 2007, we expensed $136,652 in consulting and professional fees. We believe this to be a fair representation of the fees we will incur during the remaining six months of our fiscal year.

Financing expense

During the six-month period ended December 31, 2006 we entered into a financing agreement with Sanders, Morris and Harris for the purpose of obtaining funding for the acquisition of a manufacturing facility located in China. This was a one-time engagement fee.

Due to our limited liquid resources, we may incur additional financing fees during the current year.

Rent expense

As stated above, we have reduced our monthly lease expense through the elimination of our Hong Kong facility and a reduction in our leased square footage in our Mesa facility. The accumulated savings was $47,473 for the six-month period ended December 31, 2007.

Salaries and wages

Our salaries and wages, which include those of our officers, increased $53,952 for the six-month period ended December 31, 2007,compared to the same period in the previous year. In July 2007, we entered into an employment agreement with our current CEO, Mr. Zalduondo. Per his agreement, we grant shares of our common stock as partial consideration for his services. The value of the amortizable portion of his grant is the primary increase to our overall salaries and wages.

Travel expenses

As our focus has shifted towards the sales and marketing of alternative fuel buses, we have had the opportunity to narrow our scope of activities required while traveling. As a result, our travel expenses have decreased by $277,079 compared to the same period in 2006. We anticipate continued travel costs associated with our sales activities, which would include monthly travel to Peru and China.

Net operating loss

Our net operating loss decreased by 59% for the six-months ended December 31, 2007. We have been able to substantially reduce our operating expenses and thereby decrease the losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2007 compared to the twelve months ended June 30, 2007.

	December 31, 2007	June 30, 2007	Increase / (Decrease)
			$	%

Current Assets	$25,109	$669,928	$(644,819)	(96%)

Current Liabilities	$464,555	$232,514	$ 30,791	13%

Working Capital (Deficit)	$(439,446)	$437,414	$(876,860)	(200%)

A critical component of our operating plan and continued existence is the ability to obtain additional capital through equity and/or debt financing. We have historically financed our cash flow requirements through sale and issuances of common stock. As we continue our activities, we anticipate experiencing net negative cash flows from operations, pending receipt of significant revenues.

We will require additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially influence our ability to continue operations. As of the date of this filing, we have no prospects for capitalizing our operations.

Existing capital at the six-months ended December 31, 2007 and revenues from our pet facility will not be sufficient to sustain our operations. We anticipate minor decreases in our cash requirements though not significant and subsequently we will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available, it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Application of Critical Accounting Policies and Pronouncements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances. Future events, however, may differ materially from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult, and subjective estimates and judgments:

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

Deferred Income Taxes

Our valuation allowance is an estimate based on our current expectations of utilization of our income tax operating loss carry forwards.

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

We have incurred an accumulated deficit as of December 31, 2007 of $9,625,729. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have continued to conduct private placements and during the year ended June 30, 2007, we raised approximately $897,501 in additional proceeds to be used as general working capital.

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

Our sole revenue-producing asset, the Bed and Biscuit Inn, is located in Flagler Beach, Florida. This concentration in Florida makes our business disproportionately affected by economic conditions, competition, and real and personal property tax rates in Florida. Natural disasters in Florida, such as hurricanes and/or tropical storms, would disproportionately affect our business operations. A change in Florida laws applicable to the pet boarding industry or a change in zoning laws would have a greater impact on us than a change in comparable laws in another geographical area, due to our Florida concentration. Adverse developments in Florida could harm our revenue or increase our operating expenses.

Risk Factors Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly filing of March 31, 2007 was considered late, as we were unable to meet the filing grace period as defined under Rul! e 12b-25. Additionally, we filed the extension in connection with the annual filing of June 30, 2007 late resulting in our second late filing. Therefore, we must not have one more late filing within the two-year period or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

Our Chief Executive Officer, Carlos Zalduondo, and our Chief Financial Officer, Suzanne Herring, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Zalduondo and Ms. Herring concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 5, 2007 the Company was served with a Countersuit, wherein the Company was named as Third Party Defendants in a dispute, which was initiated between two of its stockholders. Primary parties are Coperture, Ltd. as Plaintiff and Lawrence Ryckman as Defendant, with AFV Solutions, Inc. as a co-defendant amongst over 25 other co-defendants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2007.

Issuer Repurchases of Equity Securities.

We did not repurchase any of our securities during the quarter ended December 31, 2007.

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

AFV SOLUTIONS, INC.

(Registrant)

By:/s/ Carlos Zalduondo
Carlos Zalduondo, Chief Executive Officer
(On behalf of the Registrant)

Date: February 12, 2008