Form 10QSB
period 2008-03-31
AFV SOLUTIONS, INC.
filed 2008-05-20
CIK 1167868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2008, was 23,045,300 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AFV Solutions, Inc.
Condensed Consolidated Balance Sheet
March 31,
2008
Assets

Current assets:
Cash	$9,775
Prepaid expenses	9,192
Other current assets	5,500
Total current assets	24,467

Fixed assets net of accumulated depreciation of $289,349	739,238

Other assets:
Deposits	7,796
Total other assets	7,796

Total assets	$771,501

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$88,660
Accrued expenses	58,695
Accrued expenses - related party	18,000
Accrued interest - related party	53,500
Current portion of long-term debt	42,736
Line of credit	97,662
Total current liabilities	375,753

Long-term liabilities
Notes and mortgage payable, net of current portion	76,567
Mortgage payable - related party	150,000
Total long-term liabilities	226,567

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
none outstanding at March 31, 2008	-
Common stock,, $0.001 par value, 100,000,000 shares authorized,
23,045,300 outstanding at March 31, 2008	23,045
Additional paid in capital	10,070,812
Accumulated (deficit)	(9,924,676)
Total stockholders’ equity	169,181

Total liabilities and equity	$771,501

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.
Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	$23,389	$29,617	$78,271	$90,913
Cost of sales	1,967	2,696	7,044	6,598

Gross profit	21,422	26,921	71,227	84,315

Expenses:
General and administrative	34,962	50,089	150,076	339,226
Depreciation	39,646	49,850	135,048	128,725
Consulting services	6,017	65,934	25,079	549,534
Financing expense	-	-	-	100,000
Investor relation	-	-	-	16,537
Professional fees	10,979	42,146	128,569	337,472
Research and development	-	-	2,502	5,000
Rent expense	38,348	56,051	119,797	187,972
Promotional and marketing	-	15,451	-	111,082
Salaries and wages	139,099	125,520	522,364	455,834
Travel expense	7,595	47,356	140,154	456,993
Asset impairment	-	-	-	18,269
Total operating expenses	275,646	452,397	1,223,589	2,706,644

Net operating (loss)	(254,224)	(425,476)	(1,152,362)	(2,622,329)

Other income (expense):
Interest income	15	415	36	3,133
Interest (expense)	(1,840)	(2,666)	(8,249)	(14,807)
Interest (expense) - related party	(2,250)	(2,250)	(6,750)	(6,750)
Loss on sale of assets	(40,648)	-	(40,648)	-
Total other	(44,723)	(4,501)	(55,611)	(18,424)

Net (loss)	$(298,947)	$(429,977)	$(1,207,973)	$(2,640,753)

Weighted average number of
common shares outstanding -
basic and fully diluted	23,045,300	21,271,111	23,045,300	20,901,460

Net (loss) per share -
Basic and fully diluted	$(0.01)	$(0.02)	$(0.06)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.
Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss)	$(1,207,973)	$(2,640,753)
Depreciation	135,048	128,725
Impairment of intangible asset	-	18,269
Shares issued for services	192,500	-
Loss on asset sale	(40,648)	-
Adjustments to reconcile net (loss) to net cash
(used) by operating activities
Prepaid expenses	7,649	171
Accounts payable and accrued liabilities	79,097	21,144
Interest payable - related party	6,750	6,750
Accrued liabilities - related party	-	3,000
Customer deposits	16,500	-
Deposits and other assets	3,420	(10,053)
Net cash (used) by operating activities	(807,657)	(2,472,747)

Cash flows from investing activities:
Sale of fixed assets	124,907	-
Purchase of fixed assets	-	(264,598)
Net cash (used) by investing activities	124,907	(264,598)

Cash flows used from financing activities:
Proceeds from notes payable	-	67,342
Payments on notes payable	(17,325)	(13,131)
Payments on mortgage payable - related party	-	(50,000)
Cash from sales of common stock	-	897,501
Donated capital	57,500	-
Net cash provided by financing activities	40,175	901,712

Net increase (decrease) in cash	(642,575)	(1,835,633)
Cash beginning	652,350	2,842,841
Cash ending	$9,775	$1,007,208

Supplemental disclosures:
Interest paid	$8,249	$14,807
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AFV Solutions, Inc.
Notes to Interim Unaudited Condensed Consolidated Statements
Note 1 -Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments, which in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended June 30, 2007.

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

Note 3 - Stockholders’ equity

On July 27, 2007, we issued 30,000 shares of common stock previously authorized.

On August 27, 2007, we issued 100,000 shares of our common stock previously authorized, to our CEO. The shares have been issued pursuant to his employment agreement.

During the nine-month period ended March 31, 2008, we received a total of $57,500 in donated capital from our Chairman.

Note 4 - Related party transactions

During the nine-months ended March 31, 2008, we accrued interest in the amount of $6,750 in connection with our mortgage due to the President of our wholly owned subsidiary.

Note 5 - Customer deposits

During the nine-months ended March 31, 2008, we received a deposit for $16,500 to purchase five hybrid buses for a total purchase price of $297,000. We anticipate shipment of the completed order on or before June 30, 2008.

AFV Solutions, Inc.
Notes to Interim Unaudited Condensed Consolidated Statements
Note 6 - Notes payable

Notes payable consisted of the following at March 31, 2008:

Note payable to a related party bearing interest at a rate of 6% per annum, accrued interest and principal maturing in 2009	$150,000

Mortgage payable bearing interest at a rate of 9.54% per annum, monthly principal and interest payments of $668, maturing May 1, 2033	76,567

$100,000 line of credit bearing interest at the prime lending rate plus 1%, with monthly interest payments, maturing March 1, 2010.	97,662

Auto loan payable bearing interest at a rate of 7%, monthly principal and interest payments of $1,127, maturing September 28, 2011	42,736

Total	336,965
Less current portion	(140,398)

Total	$226,567

Interest expense for the nine-months ended March 31, 2007 totaled $8,249 and $6,750 to related parties.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;
•	our ability to provide a global platform for the distribution of hybrid, electric, CNG and LPG buses manufactured in China;
•	compliance with foreign corrupt trade practices;
•	risks and differences encountered when conducting international sales and operations;
•	deterioration in general or regional economic, market and political conditions;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures and repayment of debt;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report loss of customers or sales weakness;

                For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

AFV Solutions’ primary business focus is to broker hybrid electric, CNG and LPG buses manufactured in China. Revenues have continued to be generated through our wholly owned subsidiary, Bed & Biscuit. On May 5, 2006, we announced our intention to spin off Bed & Biscuit to our stockholders’, this was a result of our decision to focus on the alternative fuel industry.

CURRENT OPERATIONS

On July 11, 2007, Mr. Steele, our interim Chief Executive Officer resigned and we appointed Carlos Zalduondo as our new Chief Executive Officer, who has continued our focus and emphasis to the brokerage of buses manufactured in China. Mr. Steele has continued as our Board Chairman.

Through our agreement with Wouzolong, we are the exclusive representative for sales, marketing, and distribution of commercial hybrid buses in five countries. We have received our first sales order for five (5) commercial hybrid buses from a commercial transportation company located in Lima, Peru. The order requires delivery of four (4) CNG buses and one (1) diesel hybrid. The total purchase price of the buses is $297,000USD. We received the initial deposit of $16,500 on November 20, 2007 and anticipate full payment and delivery on or before June 30, 2008. Mr. Zalduondo continues to focus sales efforts in South America and Asia.

Satisfaction of our cash obligations for the next 12 months.

Our cash obligations are anticipated to stabilize over the next 12 months. We are continuing to establish ourselves in the alternative fuel industry with more focused efforts. As a result, we expect our expenses for travel and consulting to decrease substantially. Our cash will be utilized for sales and operational expenses. Our available cash at March 31, 2008, was $9,775 and will not be sufficient to satisfy our obligations for the next 12 months. Due to our limited financial resources, we will be required to raise additional cash through sales or equity and/or debt financing.

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

The number of employees required to operate our business is currently 2 full time employees, which includes those required to maintain our operations of our pet facility in Florida as well as those pursing our move into the alternative fuel industry. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations for the Three Months Ended March 31, 2008 and 2007 Compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

INCOME:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Increase / (Decrease)
			$	%
Revenues	$23,389	$29,617	$(6,228)	(21%)

Cost of Sales	1,967	2,696	(729)	(27%)

Gross Profit	21,422	26,921	(5,499)	(20%)

Gross Profit Percentage of Revenue	92%	91%		1%

Revenues

Revenues for the three months ended March 31, 2008 were $23,289 compared to revenues of $29,617 for the comparable three months ended March 31, 2007. This resulted in an decrease in revenues of $6,228, from the previous year. Although we plan to transition our business to the alternative fuel industry, we have not begun producing revenues in this industry. We still maintain operations through the Bed & Biscuit Inn, which continues to generate the only revenues for the Company. The limited increase in revenues is a result of minimal marketing dollars being allocated towards the growth of the Bed & Biscuit facility in anticipation of completing the previously announced spin-off. We have continued to focus our operations in the alternative fuel industry.

Cost of sales

Cost of sales for the three months ended March 31, 2008 was $1,967, a decrease of $729 from $2,696 for the same period ended March 31, 2007. The slight increase was due to overall increase in our cost of pet supplies. We have not had cost of sales associated with our new planned business in the alternative fuel industry.

Gross profit

Gross profit for the three months ended March 31, 2008 was $21,422, a decrease of $5,499 or 20% as compared to $26,921 for the comparable period of three months ended March 31, 2007. Overall gross profit as a percentage of revenue decreased from 91% for the three months ended March 31, 2007 to 92% for the comparable three months ended March 31, 2008. Even though we had an increase in revenues from our Bed & Biscuit Inn when compared to the same time last year, we had a slight increase in our cost of sales which caused an overall 1% decrease in our gross profit as a percentage of revenue.

EXPENSES:
	Three months ended March 31, 2008	Three months ended March 31, 2007	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$34,962	$50,089	$(15,127)	(30%)

Depreciation	39,646	49,850	(10,204)	(20%)

Consulting services	6,017	65,934	(59,917)	(91%)

Professional fees	10,979	42,146	(31,167)	(74%)

Rent expense	38,348	56,051	(17,703)	(32%)

Promotional and marketing	-	15,451	(15,451)	-

Salaries and wages	138,099	125,520	12,579	10%

Travel expenses	7,595	47,356	(39,761)	(84%)

Total operating expenses	275,646	452,397	(176,751)	(39%)

Net operating loss	$(254,224)	$(425,476)	$(171,252)	(40%)

General and administrative expenses

General and administrative expenses, which included those of a related party, were $34,962 for the three months ended March 31, 2008 versus $50,089 for the comparable period of three months ended March 31, 2007, which resulted in a decrease of $15,127. As we have focused our efforts towards brokering and distributing alternative fuel buses, we have been able to eliminate a significant portion of our over overhead.

Depreciation expense

Depreciation expense was $39,646 for the three months ended March 31, 2008 compared to $49,850 for the three months ended March 31, 2007. Our depreciation expense will remain constant over the upcoming year. The fluctuation from the comparable period is due to normal depreciation calculated on a straight-line basis from the minimal assets acquired during the period of March 31, 2007 and March 31, 2008.

Salaries and wages

Salaries and wages, which include those of our officers, remained constant at $138,099. Due to our limited cash resources, we were unable to issue payment to our officers for the period from November of 2007 through March of 2008. We have recorded an accrual for the outstanding compensation to our officer pursuant to his employment contract. We currently do not anticipate a reduction in our salaries and wage expense though continued payment is dependent on our future sales

Consulting services / Professional fees

We encountered our greatest savings of $91,084 in consulting and professional fees. During the next fiscal year, our consulting and professional fees will be limited to ordinary course of business. We will continue to pay legal fees for services related to our regulatory requirements as well as the associated accounting and auditing fees. Our consulting fees are primarily related to foreign translation services.

Travel expenses

As our focus has shifted towards the sales and marketing of alternative fuel buses, we have had the opportunity to narrow our scope of activities required while traveling. As a result, our travel expenses have decreased by $39,761 compared to the same period in 2007. We anticipate continued travel costs associated with our sales activities, which would include monthly travel to Peru and China.

Total operating expenses

Overall operating expenses were $275,646 for the three months ended March 31, 2008 versus $452,397 for the three months ended March 31, 2007, which resulted in a decrease of $176,751 or 39%. This decrease is primarily due to our reduction in consulting fees. As compared to the same time period in 2007, we had substantial consulting fees associated with our business change to the alternative fuel industry. However, during the three months ended March 31, 2008, we were able to reduce our outside consulting service fees as well as eliminate our research and development expenses and financing expenses. All of these items contributed to lowering our total operating expenses.

Net operating loss

The net operating loss for the three months ended March 31, 2008 was $254,224, versus $425,476 for the comparable period last year, a decrease of $171,252 or 40%. As mentioned above, although we are continuing our pursuit in the alternative fuel industry, we have been able to substantially reduce some of our operating expenses and thereby decrease our net operating loss.

Results of Operations for the Nine Months Ended March 31, 2008 and 2007 Compared.

The following tables summarize selected items from the statement of operations for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.

INCOME:
	Nine months ended March 31, 2008	Nine months ended March 31, 2007	Increase / (Decrease)
			$	%
Revenues	$78,271	$90,913	$(12,642)	(14%)

Cost of Sales	7,044	6,598	446	7%

Gross Profit	71,227	84,315	(13,088)	(16%)

Gross Profit Percentage of Revenue	91%	93%	--	(2%)

Revenues

We experienced an overall decline of $12,642 in revenues from our pet facility during the nine-month period ended March 31, 2008 despite our decreased revenue during our third fiscal quarter ended March 31, 2008. We believe the significant loss of revenue that occurred in our previous quarter was the result of limited marketing. During our third fiscal quarter, we initiated various local advertisements, which resulted in an increase in our revenue for that period. Due to these positive advertising results, we are planning to continue with all existing advertisements.

Cost of sales and Gross profit

During the nine-months ended March 31, 2008, our cost of sales increased by $446. We attribute the rise to an overall price increase in pet food. During the last three-month period, we have noticed stabilization in pricing and do not anticipate further increases. Our decline in revenue coupled with the increase in direct costs resulted in a decline in gross margin of 2%.

EXPENSES:
	Nine months ended March 31, 2008	Nine months ended March 31, 2007	Increase / (Decrease)
			$	%
General and administrative expenses (total)	$150,076	$339,226	$(189,150)	(56%)

Depreciation	135,048	128,725	6,323	5%

Consulting services	25,079	549,534	(524,455)	(95%)

Financing expense	-	100,000	(100,000)	-

Investor relation	-	16,537	(16,537)	-

Professional fees	128,569	337,472	(208,903)	(62%)

Research and development	2,502	5,000	(2,498)	(50%)

Rent expense	119,797	187,972	(68,175)	(36%)

Promotional expense	-	111,082	(111,082)	-

Salaries and wages	522,364	455,834	66,530	15%

Travel expenses	140,154	456,993	(316,839)	(69%)

Asset impairment	-	18,269	(18,269)	-

Total operating expenses	1,223,589	2,706,644	(1,483,055)	(55%)

Net operating loss	$(1,152,362)	$(2,622,329)	$(1,469,967)	(56%)

General and administrative expenses

We have reduced our general and administrative costs by $189,150 during the nine-month period ended March 31, 2008 compared to the same period in the previous year. The significant reductions are a result of the decrease in overseas travel. It is our plan to continue to utilize our resources in a focused effort towards sales development while continuing to minimize overhead.

Consulting services / Professional fees

There are no plans during the current year to pay or incur any consulting of professional fees outside the scope of ordinary course of business. During the nine-month period ended March 31, 2008, we expensed $153,648 in consulting and professional fees. We believe this to be a fair representation of the fees we will incur during the remaining three months of our fiscal year.

Rent expense

As stated above, we have reduced our monthly lease expense through the elimination of our Hong Kong facility and a reduction in our leased square footage in our Mesa facility. The accumulated savings was $68,175 for the nine-month period ended March 31, 2008.

Salaries and wages

Our salaries and wages, which include those of our officers, increased $66,530 for the nine-month period ended March 31, 2008,compared to the same period in the previous year. In July 2007, we entered into an employment agreement with our current CEO, Mr. Zalduondo. Per his agreement, we grant shares of our common stock as partial consideration for his services. The value of the amortizable portion of his grant is the primary increase to our overall salaries and wages.

Travel expenses

As our focus has shifted towards the sales and marketing of alternative fuel buses, we have had the opportunity to narrow our scope of activities required while traveling. As a result, our travel expenses have decreased by $316,839 compared to the same period in 2007. We anticipate continued travel costs associated with our sales activities, which would include monthly travel to Peru and China.

Net operating loss

Our net operating loss decreased by 56% for the nine-months ended March 31, 2008. We have been able to substantially reduce our operating expenses and thereby decrease the losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2008 compared to the year ended June 30, 2007.

	March 31,	June 30,	Increase / (Decrease)
	2008	2007	$	%
Current Assets	$244,671	$669,928	$(645,461)	(96)%

Current Liabilities	$375,753	$232,514	$143,239	62%

Working Capital	$351,286	$437,414	$(788,700)	(180%)

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

Existing capital at March 31, 2008 and revenues from our pet facility will not be sufficient to sustain our operations. We anticipate minor decreases in our cash requirements though not significant and subsequently we will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position.

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

We have incurred an accumulated deficit as of March 31, 2008 of $9,924,676. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

Item 3. Controls and Procedures

Our Chief Executive Officer, Carlos Zalduondo, and Chief Financial Officer, Suzanne Herring, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Zalduondo and Ms. Herring concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any of our equity securities during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the three months ended March 31, 2008; however, on April 8, 2008, holders of more than a majority of our common stock, by written consent without a meeting of the stockholders in accordance with Article II, Section 10 of our bylaws, voted to (i) change our corporate name to Pure Transit Technologies, Inc., and (ii) approve a 1-for-10 reverse stock split, whereby any block of ten shares of common stock held by a stockholder will be converted into one share of common stock and fractional shares will be rounded up to the nearest whole share. Consequently, no stockholder will hold less than one whole share after the effectuation of the reverse stock split.

The name change and reverse stock split will be effective on or about June 6, 2008 following the mailing of a definitive information statement to our stockholders and the expiration of any applicable notice period. The information statement was filed with the SEC and mailed on or about May 16, 2008 to our stockholders of record as of May 13, 2008.
Item 5.  Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Real Estate Acquisition Contract		8-K		2	04/09/03
3(i)a	Articles of Incorporation of Juris Travel		SB-2		3(i)	03/19/03
3(i)b	Certificate of Amendment changing name from Juris Travel to Bed and Biscuit Inns of America, Inc.		10-KSB		3(i)b	04/02/03
3(i)c	Certificate of Amendment changing name from Bed and Biscuit Inns of America, Inc. to Dogs International.		10-KSB		3(i)c	04/02/03
3(i)d	Articles of Incorporation of Bed & Biscuit Inns of America, Inc.		10-QSB/A		3a	05/15/03
3(i)e	Articles of Incorporation of AFV Research, Inc.		10-QSB	09/30/04	3(i)	12/23/04
3(i)f	Articles of Incorporation of AFV Systems, Inc.		10-QSB	09/30/06	3(i)f	11/20/06
3(ii)a	Bylaws of Juris Travel		SB-2		3(ii)	03/19/02
3(ii)b	Bylaws of Bed and Biscuit Inns of America, Inc.		10-QSB/A	03/31/03	3b	05/15/03
3(ii)c	Bylaws of AFV Research, Inc.		10-QSB	09/30/04	3(ii)	12/23/04
3(ii)d	Bylaws of AFV Systems, Inc.		10-QSB	09/30/06	3(ii)d	11/20/06
10.8	Employment Agreement between AFV Solutions, Inc. and Carlos Zalduondo, dated June 1, 2007		8-K		10.8	07/17/07
99.1	Press Release dated April 9, 2008 disclosing the stockholder approval of name change and reverse stock split		8-K		99.1	04/11/08
31.1	Certification of Carlos Zalduondo Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Suzanne Herring Pursuant to Section 302 of Sarbanes-Oxley of 2002	X
32.1	Certification of Carlos Zalduondo Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X
32.2	Certification of Suzanne Herring Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFV SOLUTIONS, INC.
(Registrant)

By: /s/ Suzanne Herring
Suzanne Herring, Chief Financial Officer
(On behalf of the Registrant and
as principal accounting officer)

Date: May 20, 2008